Form 10-Q
period 1995-06-30
SC BANCORP
filed 1995-08-14
CIK 351617

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


            QUARTERLY REPORT PURSUANT to SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended June 30, 1995. Commission File Number 0-11046

                              SC BANCORP

        (Exact name of registrant as specified in its charter)

     California                                        95-3585586

(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

3800 E. La Palma Ave., Anaheim, California             92807-1798

(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (714) 228-8200

                                                       Name of each exchange
Title of each class                                    on which registered
-------------------                                    -------------------

Common Stock                                           American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                       None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES. [ X ] NO. [ ]

There were 7,468,505 shares of common stock for the registrant issued and outstanding as of August 1, 1995.

                              SC BANCORP

                               FORM 10-Q

                                 INDEX


PART I    FINANCIAL INFORMATION                                            PAGES

          Item 1.   Financial Statements

               A.   Consolidated Balance Sheets                                1

               B.   Consolidated Statements of Operations                      2

               C.   Consolidated Statements of Cash Flows                      3

               D.   Notes to Consolidated Financial Statements                 4


          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

Part II.  OTHER INFORMATION

Part I.
Item 1.  Financial Statements

             SC BANCORP AND ITS SUBSIDIARY SOUTHERN CALIFORNIA BANK
                           Consolidated Balance Sheets
                                 (In thousands)

                                                              June 30,          December 31,
                                                                1995                1994
                                                            -----------         -----------
                                                            (Unaudited)
ASSETS
Cash and due from banks                                     $  36,878           $  31,118
Federal funds sold                                              4,000
                                                             ---------           ---------
  Cash and cash equivalents                                    40,878              31,118
                                                             ---------           ---------

Securities held-to-maturity, at amortized cost:
  fair value 1995 - $54,819; 1994-$54,680 (Note 2)             56,644              60,023
Securities available-for-sale, at fair value:  (Note 2)        69,880              71,858

Loans (Note 3)                                                286,569             207,688
  Less:  Deferred fee income                                     (449)               (298)
     Allowance for possible loan losses (Note 3)               (5,584)             (5,318)
                                                             ---------           ---------
  Net loans                                                   280,536             202,072
                                                             ---------           ---------

Premises and equipment, net                                    10,244              10,254
Other real estate owned, net                                    5,401               5,837
Accrued interest receivable                                     4,940               4,330
Other assets                                                   11,655              13,063
                                                             ---------           ---------
Total Assets                                                $ 480,178           $ 398,555
                                                             =========           =========
LIABILITIES
Deposits:
Interest-bearing                                            $ 292,655           $ 221,919
Noninterest-bearing                                           134,383             118,020
                                                             ---------           ---------
  Total deposits                                              427,038             339,939
                                                             ---------           ---------

Borrowed funds                                                  5,832              13,621
Accrued interest payable and other liabilities                  2,172               3,151
                                                             ---------           ---------
Total Liabilities                                             435,042             356,711
                                                             ---------           ---------

SHAREHOLDERS' EQUITY
Preferred stock, no par or stated value:  10,000,000
  shares authorized; no shares issued or outstanding
Common stock, no par or stated value:  20,000,000
     shares authorized; 7,468,505 shares issued and
     outstanding in 1995 and 1994, respectively                37,643              37,643
Retained earnings                                               8,506               7,731
Unrealized loss on available-for-sale securities, net of tax   (1,013)             (3,530)
                                                             ---------           ---------
Total Shareholders' Equity                                     45,136              41,844
                                                             ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 480,178           $ 398,555
                                                             =========           =========

See Notes to Consolidated Financial Statements.

             SC BANCORP AND ITS SUBSIDIARY SOUTHERN CALIFORNIA BANK
                       Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                              Three Months Ended               Six Months Ended
                                                                                   June 30,                        June 30,
                                                                           ---------------------------      -----------------------
                                                                               1995           1994              1995        1994
                                                                           ------------   ------------      ----------- -----------
INTEREST INCOME:
Interest and fees on loans (Note 3)                                       $   6,613      $   4,767         $  11,700     $   9,232
                                                                           --------       --------          --------      --------
Interest on investment securities (Note 2):
   U.S. Treasury and other U.S. government agencies                           1,689          1,769             3,442         3,581
Interest on federal funds sold                                                  242             26               639            51
                                                                           --------       --------          --------      --------

   Total interest income                                                      8,544          6,562            15,781        12,864
                                                                           --------       --------          --------      --------
INTEREST EXPENSE:
Interest on deposits:
   Interest-bearing demand                                                      340            329               632           673
   Savings                                                                      293            401               604           823
   Time                                                                       2,274            681             3,993         1,460
                                                                           --------       --------          --------      --------
      Total interest on deposits                                              2,907          1,411             5,229         2,956

Other interest expense                                                          169             81               804           154
                                                                           --------       --------          --------      --------
   Total interest expense                                                     3,076          1,492             6,033         3,110
                                                                           --------       --------          --------      --------

Net interest income                                                           5,468          5,070             9,748         9,754
Provision for (recovery of) possible loan losses (Note 3)                       200           (850)              324          (850)
                                                                           --------       --------          --------      --------
Net interest income after provision for possible
  losses on loans                                                             5,268          5,920             9,424        10,604
                                                                           --------       --------          --------      --------
Other income:
   Service charges on deposit accounts                                          410            441               843           875
   Other fees and charges                                                       992          1,074             1,817         2,247
   Net gain on sale of investments (Note 2)                                                                                     17
   Net gain (loss) on sale of OREO and fixed assets                              29            (26)               46           735
   Other                                                                                       107               407           172
                                                                           --------       --------          --------      --------
   Total other income                                                         1,431          1,596             3,113         4,046
                                                                           --------       --------          --------      --------
Other expenses:
   Salaries and employee benefits                                             2,678          2,445             5,220         4,827
   Occupancy, furniture and equipment                                         1,175          1,159             2,270         2,259
   Professional fees                                                            600            506               921           926
   Office supplies                                                              274            239               508           495
   Data processing                                                              192            274               415           521
   FDIC assessment                                                              216            255               432           510
   Goodwill amortization                                                        101             53               154           106
   Other real estate owned                                                      272          1,042               333         1,072
   Other operating expense                                                      583            816             1,146         1,514
                                                                           --------       --------          --------      --------
      Total other expenses                                                    6,091          6,789            11,399        12,230
                                                                           --------       --------          --------      --------
Income before provision for income taxes                                        608            727             1,138         2,420
Provision for income taxes                                                      178            309               363         1,036
                                                                           --------       --------          --------      --------
NET INCOME                                                                $     430      $     418         $     775     $   1,384
                                                                           ========       ========          ========      ========
Weighted average number of shares outstanding                                 7,469          3,556             7,469         3,513
                                                                           ========       ========          ========      ========
Earnings Per Share                                                        $    0.06      $    0.12         $    0.10     $    0.39
                                                                           ========       ========          ========      ========

See Notes to Consolidated Financial Statements

            SC BANCORP AND ITS SUBSIDIARY SOUTHERN CALIFORNIA BANK
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                      1995            1994
                                                                  -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                           $    775       $  1,384

Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for (recovery of) possible loan losses                        324           (850)
  Provision for loss on other real estate owned                           128            882
  Net gain on sale of OREO                                                (46)           (67)
  Net gain on sale of investments                                                        (17)
  Net amortization of premiums on HTM investments                         182            905
  Net amortization of premiums on AFS investments                         645
  Net amortization of deferred fees and unearned income on loans          (53)           (21)
  Depreciation and amortization                                         1,104          1,084
  Gain on sale of fixed and other assets                                                (453)
  (Increase) decrease in accrued interest receivable
    and other assets                                                     (501)         1,387
  (Decrease) increase in accrued interest payable and
    other liabilities                                                    (979)         1,730
                                                                       ------        -------
    Net cash provided by operating activities                           1,579          5,964
                                                                       ------        -------
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of securities available-for-sale                                   5,244
Proceeds from maturities of securities held-to-maturity                 3,197          6,080
Proceeds from maturities of securities available-for-sale               5,000
Purchase of securities available-for-sale                                  (5)
Purchase of IOBOC loans                                               (71,576)
Net (increase) decrease in loans                                       (8,138)           148
Net proceeds from sale of OREO properties                               1,333          1,707
Purchase of fixed assets                                                 (940)          (649)
Proceeds from sale of fixed assets                                                       995
                                                                       ------        -------

  Net cash (used in) provided by investing activities                 (71,129)        13,525
                                                                       ------        -------

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from rights offering                                                     14,187
Purchase of IOBOC interest-bearing deposits                            14,965
Purchase of IOBOC noninterest-bearing deposits                         19,762
Net increase (decrease) in interest-bearing deposits                   55,771        (26,519)
Net (decrease) increase in noninterest-bearing  deposits               (3,399)         9,220
Net decrease in other borrowed funds                                   (7,789)        (1,176)
                                                                       ------        -------
  Net cash provided by (used in) financing activities                  79,310         (4,288)
                                                                       ------        -------

Net increase in cash and cash equivalents                               9,760         15,201
Cash and cash equivalents at January 1                                 31,118         23,564
                                                                       ------        -------
Cash and cash equivalents at June 30                                  $40,878       $ 38,765
                                                                       ------        -------
                                                                       ------        -------

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

  Transfers of loans to other real estate owned                       $   979       $  3,684
  Change in deferred tax asset-FASB #115                                1,144          1,275
  Unrealized loss on securities available-for-sale, net of tax          2,517          2,391


        SC BANCORP AND ITS SUBSIDIARY SOUTHERN CALIFORNIA BANK
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Unaudited, except for information as of and for the year ended
                          December 31, 1994)

NOTE 1 - BASIS OF PRESENTATION

References to the "Company" are to SC Bancorp and Southern California Bank on a consolidated basis. References to "SC Bancorp" are to SC Bancorp on an unconsolidated basis, and references to the "Bank" are to Southern California Bank. See notes to the consolidated financial statements presented in SC Bancorp's 1994 Annual Report on Form 10-K.

The Company's accounting and reporting policies conform to generally accepted accounting principles prescribed for bank holding companies and banks, and predominant banking industry practice. The interim period financial statements are unaudited. It is the opinion of Company management that all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the results of operations have been reflected therein. Results for the period ending June 30, 1995 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.

SECURITIES:

At June 30, 1995, the Company's available-for-sale portfolio had a net unrealized loss of $1,730,200. The tax-effected reduction to shareholders' equity at June 30, 1995, was $1,012,900. In January 1995, the FDIC issued a final rule excluding unrealized holding gains and losses on available-for-sale debt securities from the calculation of Tier 1 capital.

LOANS:

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures-An Amendment of FASB Statement No. 114", effective January 1, 1995. The Company has determined that the combined effect of adoption of Statements No. 114 and No. 118 is immaterial to the consolidated financial statements due to the Company's pre-existing methodology for calculation of its allowance for possible loan losses, which is based on the value of the underlying collateral of "impaired" loans, as defined by Statement No. 114.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated market values of investments in debt securities are as follows:

                                                June 30, 1995
                                 ----------------------------------------------
(In thousands)                                Gross        Gross      Estimated
                                 Amortized  Unrealized   Unrealized     Fair
HELD-TO-MATURITY:                  Cost       Gains       (Losses)      Value
                                 ---------  ----------   ----------   ---------
U.S. Treasury securities
 and obligations of U.S.
 government agencies            $      59  $            $            $       59
Mortgage-backed securities         56,585                   (1,825)      54,760
                                ---------  ----------   ----------   ----------

Total                           $  56,644  $        0   $   (1,825)  $   54,819
                                =========  ==========   ==========   ==========

                                                June 30, 1995
                                 ----------------------------------------------
(In thousands)                                Gross        Gross      Estimated
                                 Amortized  Unrealized   Unrealized     Fair
AVAILABLE-FOR-SALE:                 Cost       Gains       (Losses)     Value
                                 ---------  ----------   ----------   ---------
U.S. Treasury securities
 and obligations of U.S.
 government agencies            $   71,610  $        2   $   (1,732)  $  69,880
                                ==========  ==========   ==========   =========

                                               December 31, 1994
                                 ----------------------------------------------
(In thousands)                                Gross        Gross      Estimated
                                 Amortized  Unrealized   Unrealized     Fair
HELD-TO-MATURITY:                   Cost       Gains       (Losses)     Value
                                 ---------  ----------   ----------   ---------
U.S. Treasury securities
 and obligations of U.S.
 government agencies             $      59  $            $            $      59
Mortgage-backed securities          59,964                   (5,343)     54,621
                                 ---------  ----------   ----------   ---------
Total                            $  60,023  $        0   $   (5,343)  $  54,680
                                 =========  ==========   ==========   =========

                                               December 31, 1994
                                 ----------------------------------------------
(In thousands)                                Gross        Gross      Estimated
                                 Amortized  Unrealized   Unrealized     Fair
HELD-FOR-SALE:                      Cost       Gains       (Losses)     Value
                                 ---------  ----------   ----------   ---------
U.S. Treasury securities
 and obligations of U.S.
 government agencies             $  77,249  $        2   $   (5,393)  $  71,858
                                 =========  ==========   ==========   =========

Investment securities with a carrying value of $21,562,000 and $22,318,000 were pledged to secure public deposits and as collateral for other borrowings at June 30, 1995 and December 31, 1994, respectively.

The amortized cost and estimated fair value of debt securities at June 30, 1995, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities, particularly with respect to mortgage-backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)               Held-to-Maturity             Available-for-Sale
                             ----------------             ------------------
                                        Estimated                   Estimated
JUNE 30, 1995:               Amortized     Fair        Amortized      Fair
                                Cost      Value           Cost        Value
                             ---------  ---------      ----------   ---------
Due in one year or less     $           $              $    1,006   $   1,007
Due after one year
 through five years             40,869    39,629           70,604      68,873
Due after five years
 through ten years              15,716    15,131
Due after ten years                 59        59
                             ---------  ---------      ----------   ---------
Total                       $   56,644  $  54,819      $   71,610   $  69,880
                            ==========  =========      ==========   =========

NOTE 3-LOANS

Loans by category are summarized below:

(In thousands)                      June 30,               December 31,
                                      1995       Percent      1994       Percent
                                   ----------    -------    ---------    -------
Commercial and industrial          $  125,971     43.95%    $  79,369     38.22%
Real estate, construction               1,367      0.48%           30      0.01%
Real estate, mortgage                 102,034     35.61%       83,712     40.31%
Consumer                               57,197     19.96%       44,577     21.46%
                                   ----------    ------     ---------    ------
  Gross loans                         286,569    100.00%      207,688    100.00%
Deferred fee income                      (449)                   (298)
Allowance for possible
 loan losses                           (5,584)                 (5,318)
                                   ----------               ---------
  Net Loans                        $  280,536               $ 202,072
                                   ==========               =========

The following table summarizes the balances and changes in allowance for possible loan losses:

                                   Six Months
                                     Ended
                                    June 30,              December 31,
                                      1995                    1994
                                   ----------               ---------
Average balance of loans
 outstanding                       $  237,295               $ 203,760
                                   ==========               =========
Loan balance at the end
 of period                            286,569                 207,688
                                   ==========               =========
Allowance at the
 beginning of period                    5,318                  10,800
Charge-offs:
  Commercial and industrial               602                   2,004
  Real estate                             326                   3,453
  Consumer                                264                     362
                                   ----------               ---------
    Total charge-offs                   1,192                   5,819
Recoveries:
  Commercial and industrial               309                     915
  Real estate                              62                     214
  Consumer                                146                      58
                                   ----------               ---------
    Total recoveries                      517                   1,187
Net charge-offs                           675                   4,632
Provision (recovery) charged
 (credited) to expense                    324                    (850)
Reserve on purchased loans                617                       0
                                   ----------               ---------
Allowance at the end of period     $    5,584               $   5,318
                                   ==========               =========
Ratio of allowance for loan
 losses to loans outstanding
 at end of period                        1.95%                   2.56%
Ratio of allowance for loan
 losses to nonperforming loans
 at end of period                      279.20%                 329.90%
Ratio of net charge-offs to
 average loans outstanding
 during the period                       0.28%                   2.27%

Loans on nonperforming status were approximately $2,000,000 and $6,146,000 at June 30, 1995 and 1994, respectively. Interest income that would have been collected on these loans, had they performed in accordance with their original terms, was approximately $124,900 and $275,000 for the six months ended June 30, 1995 and 1994, respectively.

NOTE 4 - PURCHASE OF LOANS AND DEPOSITS

On April 30, 1995, the Bank acquired substantially all of the corporate and private banking loans and deposits from Independence One Bank of California, F.S.B. (IOBOC). The loans purchased included approximately $72 million of floating rate commercial, real estate and consumer loans. The purchase price for the loans and deposits acquired was $39,437,400. Funds for the acquisition were generated through a $5,000,000 capital contribution from SC Bancorp, and a certificate of deposit promotion program held during the first quarter of 1995. Pro forma financial information on the loans and deposits acquired is provided below:




(IN THOUSANDS)                       BALANCE         ANNUALIZED
                                  APRIL 30, 1995       YIELD
                                  --------------    -----------

Loans
  Commercial                        $  37,227          10.01%
  Real Estate                          16,761          10.02%
  Construction                            912          10.14%
  Consumer                             17,497           9.97%
                                  --------------    -----------

Total gross loans                      72,397          10.01%
                                  --------------    ===========

  Deferred fees                          (204)
  Allowance for loan losses              (617)
                                  --------------

Net loans                           $  71,576
                                  ==============

Deposits
  Interest-bearing                  $  14,965           2.39%
  Noninterest-bearing                  19,762
                                  --------------
Total deposits                      $  34,727
                                  ==============



The Bank recorded an intangible asset of approximately $2 million relating to the loans and deposits acquired. The intangible is being amortized over a period of seven years.
Reference can be made to Form 8-K and Form 8-K/A Current Reports for additional information on the acquisition transaction.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate losses as a result of these transactions. Commercial and standby letters of credit total approximately $4,122,000 and $4,516,000 at June 30, 1995 and December 31, 1994, respectively.
In addition, the Company had unfunded loan commitments of $73,296,000 and $48,250,000 at June 30, 1995 and December 31, 1994, respectively.
The Company acquired approximately $32,500,000 of unfunded loan commitments from IOBOC on April 30, 1995.

The Company uses the same credit policies in making commitments and conditional obligations as it does in extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

In the third quarter of 1993 and first quarter of 1994, the Company entered into two interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate loan portfolio. At June 30, 1995, the Company had outstanding one interest rate swap agreement with a commercial bank, having a total notional principal amount of $50 million (Swap #1) and one interest rate swap agreement with a broker dealer, having a notional principal amount of $25 million (Swap #2). The agreements reduce the Company's exposure to declines in prime lending rates by artificially lengthening $75 million of the Company's prime-based loans while shortening $75 million in liabilities. Swap #1 was entered into in September of 1993. The terms of the agreement require that the Company pay interest quarterly based on 3-month LIBOR and receive a fixed rate of 4.865% semi-annually. The agreement matures in September 1998. Swap #2 was entered into in January 1994. The terms of the agreement require that the Company pay interest based on 3-month LIBOR in arrears. The LIBOR rate is determined at the end of the payment period rather than at the beginning. The Company receives a fixed rate of 5.04% semi-annually through the January 1997 maturity date. The Company accrues monthly interest income and expense on the swaps, the net of which is included in income on loans. For the period ending June 30, 1995, net interest expense of $524,100 from the swap agreements is included in interest income on loans in the consolidated statements of operations. The Company is required to pledge collateral on the transaction. U.S. Agency notes having a market value of approximately $9,475,300 were pledged as collateral as of June 30, 1995. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the agreement. However, the Company does not anticipate nonperformance by the counterparty.

PART I.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents information about the results of operations, financial condition, liquidity and capital resources of SC Bancorp and its subsidiary, Southern California Bank (together, the "Company"). This information should be read in conjunction with the 1994 consolidated financial statements of the Company and the notes thereto and the accompanying quarterly unaudited consolidated financial statements and notes thereto.

OVERVIEW

The Company reported net income of $430,000 for the second quarter of 1995 compared to $418,000 for the second quarter of 1994. Net income for the first six months of 1995 was $775,000, compared to $1.4 million for the same period in 1994. The previous year's results include a $448,000 gain on the sale of the Company's headquarters building, a $215,000 gain on the sale of loans, and a $850,000 reversal of previously recorded allowance for possible loan losses. The reduction in the allowance for possible loan losses was due to a decline in classified assets and improvement in overall asset quality. Year-to-date earnings for 1995 include a nonrecurring adjustment to interest expense for deferred compensation plans of $408,000. This expense is offset by a $407,000 benefit payment received on corporate owned life insurance which is reflected in noninterest income.

Net interest income was $5.5 million for the three months ended June 30, 1995 compared to $5.1 million for the three months ended June 30,
1994.  Year-to-date net interest income of $9.7 million was
comparable to 1994, however, the Company's net interest margin decreased to 4.97% for the six months ended June 30, 1995 compared to 5.64% for the prior year. The decrease in the net interest margin can be attributed to the adjustment recorded on the Company's deferred compensation plans, and the increased interest expense associated with the certificate of deposit (TCD) promotion program that provided
funding for the IOBOC transaction.   Management expects the net
interest margin to increase during the second half of the year with the addition of the IOBOC loans and the maturity of the promotion
TCD's. New deposit promotion programs to replace the maturing TCD's with lower rate deposits are underway.

Noninterest income was $1.4 million and $1.6 million for the three months ended June 30, 1995 and 1994, respectively. Noninterest income was $3.1 million and $4.0 million for the six months ended June 30, 1995 and 1994, respectively. Noninterest income for the first half of 1994 included nonrecurring gains on the sale of assets as discussed above. Other fees and charges also declined compared to the prior year due to a reduction in merchant bankcard fee income.

Operating expenses decreased from $6.8 million for the three months ended June 30, 1994 to $6.1 million for the three months ended June 30, 1995. Operating expenses also decreased for the six months ended
June 30, 1995 and 1994 from $12.2 million to $11.4 million, respectively. The decrease in operating expense largely occurred in the OREO and merchant bankcard expense categories.

Total assets at June 30, 1995 are $480.2 million, an increase of 20.5% from $398.6 million at year-end 1994. Total deposits at June 30, 1995 were $427 million, an increase of 25.6% from $339.9 million at year-end 1994.

The following table summarizes key performance indicators pertaining to the Company's operating results. Average balances are computed using daily averages.


                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                               ---------------------------      -------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)               1995         1994                1995         1994
                                               -------------  -----------       -------------  ----------

Return on average assets (1)                         0.37%         0.42%              0.35%         0.69%
Return on average shareholders' equity (1)           3.96%         5.88%              3.62%         9.79%
Net earnings (loss)                             $     430     $     418          $     775     $   1,384
Net earnings (loss) per share                   $    0.06     $    0.12          $    0.10     $    0.39
Total average assets                            $ 466,971     $ 397,837          $ 446,330     $ 402,320

----------------
(1) Shown on an annualized basis



RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995

NET INTEREST INCOME

The primary component of the Company's operating income is net interest income, which is the difference between interest and fees on interest-earning assets and interest paid on funds acquired to support those assets. Net interest income when expressed as a percentage of total average interest-earning assets, is referred to as the net interest margin. The following table sets forth a comparison of net interest income and net interest margin for the periods indicated.



                                THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                           -------------------------------------       ------------------------------------
(IN THOUSANDS)                1995         1994         CHANGE            1995         1994        CHANGE
                           ----------   ----------   -----------       ----------   -----------  ----------


Interest income            $  8,544      $  6,562       30.20%         $  15,781     $  12,864      22.68%
Interest expense              3,076         1,492      106.17%             6,033         3,110      93.99%
                           ----------   ----------   ---------         ----------   -----------  ----------
    Net interest income    $  5,468      $  5,070        7.85%         $   9,748     $   9,754      -0.06%
                           ==========   ==========   =========         ==========   ===========  ==========

    Net interest margin        5.34%         5.88%                          4.97%         5.64%
                           ========     =========                      =========     =========



The Company's net interest income is affected by the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on assets and rates paid on deposits and other borrowed funds. The following table provides average balance and yield information for interest-earning assets and interest-bearing liabilities. Average balances are computed using daily balances.




                                                    SIX MONTHS ENDED                          SIX MONTHS ENDED
                                                     JUNE 30, 1995                             JUNE 30, 1994
                                        --------------------------------------     --------------------------------------
                                          AVERAGE       INCOME/      YIELD/          AVERAGE       INCOME/      YIELD/
(IN THOUSANDS)                            BALANCE       EXPENSE       RATE           BALANCE       EXPENSE       RATE
                                        -----------   -----------   ----------     -----------   -----------   ----------

ASSET
Interest-earning assets:
Federal funds sold                      $   21,657    $     639        5.90%       $   3,062     $     51         3.33%
Investment securities                      129,911        3,442        5.30%         139,734        3,581         5.13%
Gross loans (1)                            237,295       11,700        9.94%         206,413        9,232         9.07%
                                        -----------   -----------   ----------     -----------   -----------   ----------
Total interest-earning assets           $  388,863    $  15,781        8.18%       $ 349,209     $ 12,864         7.47%
                                        -----------   -----------   ----------     -----------   -----------   ----------
Noninterest-earning assets                  57,467                                    53,111
                                        -----------                                -----------
Total assets                            $  446,330                                 $ 402,320
                                        ===========                                ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing DDA and
 savings deposits                       $  132,342    $   1,236        1.88%       $ 165,910     $  1,496         1.83%
Time certificates of deposit               138,247        3,993        5.82%          83,083        1,460         3.56%
Borrowed funds and
 other liabilities                          11,313          804       14.33%           7,182          154         4.35%
                                        -----------   -----------   ----------     -----------   -----------   ----------
Total interest-bearing liabilities      $  281,902    $   6,033        4.32%       $ 256,175     $  3,110         2.46%
                                        -----------   -----------   ----------     -----------   -----------   ----------
Noninterest-bearing deposits               118,429                                   115,485
Other liabilities                            2,824                                     2,153
Shareholders' equity                        43,175                                    28,507
                                        -----------                                -----------
Total liabilities and
 shareholders' equity                   $  446,330                                 $ 402,320
                                        ===========                                ===========
Net interest income                                   $   9,748                                  $  9,754
                                                      ===========                                ===========
Net interest margin                                                    4.97%                                      5.64%
                                                                    ==========                                 ==========

--------------
(1) Includes loans on nonaccrual status of approximately $2 million and $6.7 million at June 30, 1995 and 1994, respectively. Interest income on loans includes net loan fees amortized to income of $361,400 and $15,000 for the six months ended June 30, 1995 and 1994, respectively. Additionally, net interest expense of $524,100 and $346,000 relating to the interest rate swap agreements was included in interest income on loans for the six months ended June 30, 1995 and 1994, respectively.



The $39.7 million increase in average earning assets between June 30, 1995 and June 30, 1994 is primarily due to the loans purchased from IOBOC. The pricing and yields on the acquired loans is comparable to the Bank's existing portfolio. Funds raised through the deposit promotions during the first quarter of 1995 were invested in Fed Funds
until the loan purchase was completed on April 30, 1995.   The
increase in the national prime rate from 7.25% at June 30, 1994 to 9.00% at June 30, 1995 contributed to the increase in loan yields.
The average yield on loans, excluding the effect of the interest rate swaps, was 10.45% for the six months ended June 30, 1995, up 104 basis points from 9.41% for the same period in 1994.

The Company's net interest margin for the six months ended June 30, 1995 decreased compared to the same period in 1994 despite an increase in earning assets and loan yields due to an increase in interest expense. The increase in interest expense can be attributed to a $408,000 non recurring interest adjustment relating to the Company's deferred compensation plans, and to the increase in TCD balances and rates compared to the prior year. The increase in deposit rates can be attributed to the increase in overall market rates from the prior year, and to the higher rates offered through the deposit promotion. The average balance of TCD's increased by $55.2 million to $138.2 million at June 30, 1995, from $83.1 million at June 30, 1994. The average cost of funds on TCD's increased from 3.56% in 1994 to 5.82% for the six months ended June 30, 1995. The cost of funds is expected to decline as the promotion TCD's mature and are replaced with lower rate accounts. The national prime rate decreased by 25 basis points to 8.75% in early July.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $324,000 in the first half of 1995. Gross loan charge-offs totaled $1,192,000, and recoveries totaled $517,000 during this period. The net increase in the allowance for loan losses from $5,318,000 at year-end 1994 to $5,584,000 at June 30, 1995, also reflects the addition of $617,000 relating to the purchase of IOBOC loans. Nonperforming loans increased from $1,601,000 at year-end 1994 to $2,000,000 at June 30, 1995. Net loan charge-offs for the first six months of 1994 were $1,598,000. The Company reduced the allowance for possible loan losses by $850,000 in the second quarter of 1994 due to a reduction, through sale, of classified loans outstanding at June 30, 1994 and to an overall improvement in asset quality.

NONINTEREST INCOME

The following table sets forth the major components of noninterest income for the periods indicated:

                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                            ------------------       -----------------
(IN THOUSANDS)                                1995       1994          1995      1994
                                            -------    -------       -------   -------

Service charges on deposit accounts          $  410     $  441        $  843    $  875
Other fees and charges                          992      1,074         1,817     2,247
Net gain on sale of investments                                                     17
Net gain on sale of OREO and fixed assets        29        (26)           46       735
Other                                                      107           407       172
                                             -------    ------        ------    ------
  Total                                      $1,431     $1,596        $3,113    $4,046
                                             =======    ======        ======    ======


Noninterest income decreased to $3.1 million for the first six months of 1995 from $4.0 million for the same period in 1994. The decrease in other fees and charges is largely due to a decline in merchant bankcard income. The Bank's largest merchant customer left the Bank during the third quarter of 1994. The reduction in merchant bankcard activity led to a corresponding decrease in merchant bankcard expense. The remainder of the decrease in noninterest income can be attributed to nonrecurring items. The Company received a benefit payment of $407,000 on corporate owned life insurance in the first quarter of 1995. The Company recorded a $448,000 gain on sale of its head office facility and gains totaling $282,000 on the sale of problem assets in the first half of 1994.

NONINTEREST EXPENSE

The following table sets forth information by category on the Company's noninterest expense for the periods indicated:

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                        ------------------   ------------------
(IN THOUSANDS)                            1995      1994       1995       1994
                                         ------    ------    -------    -------
Salaries and employee benefits           $2,678    $2,445    $ 5,220    $ 4,827
Occupancy, furniture and equipment        1,175     1,159      2,270      2,259
Professional fees                           600       506        921        926
Office supplies                             274       239        508        495
Data processing                             192       274        415        521
FDIC assessment                             216       255        432        510
Goodwill amortization                       101        53        154        106
Other real estate owned                     272     1,042        333      1,072
Other operating expense                     583       816      1,146      1,514
                                         ------    ------    -------    -------
  Total                                  $6,091    $6,789    $11,399    $12,230
                                         ======    ======    =======    =======

The $831,000 decrease in noninterest expense for the six months ended June 30, 1995 compared to the same period in 1994 is primarily due to decreases in OREO and merchant bankcard expenses. OREO expense decreased by $739,000 and merchant bankcard expense decreased by $228,000 compared to the first six months of 1994. The decrease in OREO expense is due to a reduction in OREO writedowns. The decrease in merchant bankcard expense is due to a decline in merchant card activity following the departure of a significant merchant customer.

The following table summarizes the components of salaries and employee benefits for the years indicated:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                        ------------------    -----------------
(IN THOUSANDS)                           1995        1994      1995       1994
                                        ------      ------    ------     ------
Officer and employee salaries           $2,126      $1,958    $4,021     $3,950
Payroll taxes                              183         161       399        362
Medical and other benefits                 369         326       800        515
                                        ------      ------    ------     ------
  Total                                 $2,678      $2,445    $5,220     $4,827
                                        ======      ======    ======     ======

The increase in salaries for the three and six month periods ended June 30, 1995 compared to the previous year is due to the addition of staff to service the loans and deposits acquired from IOBOC. The Company acquired two new corporate banking offices, in Orange County and La Jolla, and opened a new retail branch in Orange County. The Company also plans to open a retail branch in La Jolla during the third quarter of this year. The staff additions as of June 30, 1995 included twelve corporate banking staff and five branch staff. The Company had 242 and 225 full-time equivalent staff at June 30, 1995 and 1994, respectively. The increase in other benefits expense for the six months ended June 30, 1995 is primarily due to an increase in incentives paid.

The following table sets forth the components of OREO expense for the periods indicated:

                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                        -------------------   -------------------
(IN THOUSANDS)                            1995       1994       1995       1994
                                        -------    --------   --------   --------

Provision for OREO writedowns             $128      $  882      $128      $  882
OREO holding expenses                      144         160       205         190
                                          ----      ------      ----      ------
  Total                                   $272      $1,042      $333      $1,072
                                          ====      ======      ====      ======


The balance of OREO decreased from $7.3 million at June 30, 1994 to $5.4 million at June 30, 1995. The decrease in OREO is primarily due to net sales totaling $1.5 million, and a $300,000 increase in the valuation reserve on one OREO property.

FINANCIAL CONDITION

The following table provides a comparison of assets and liabilities in the Company's consolidated statements of financial condition for the dates indicated:

                                              JUNE 30, 1995     DEC 31, 1994   AMOUNT    PERCENT
(IN THOUSANDS)                                   BALANCE           BALANCE     CHANGE     CHANGE
                                              -------------     ------------   ------    -------

ASSETS:
Cash and cash equivalents                       $ 40,878            31,118   $ 9,760     31.36%
Investment securities                            126,524           131,881    (5,357)    (4.06%)
Loans, net                                       280,536           202,072    78,464     38.83%
Premises and equipment, net                       10,244            10,254       (10)    (0.10%)
Other real estate owned, net                       5,401             5,837      (436)    (7.47%)
Accrued interest receivable                        4,940             4,330       610     14.09%
Other assets                                      11,655            13,063    (1,408)   (10.78%)
                                                --------           -------    ------    -------
  Total assets                                  $480,178           398,555   $81,623     20.48%
                                                ========           =======   =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Noninterest-bearing demand deposits           $134,383           118,020    $16,363     13.86%
  Interest-bearing demand and savings deposits   135,621           147,302    (11,681)    (7.93%)
  Time certificates of deposit                   157,034            74,617     82,417    110.45%
                                                --------           -------    -------   --------
    Total deposits                               427,038           339,939     87,099     25.62%
                                                --------           -------    -------   --------
Borrowed funds                                     5,832            13,621     (7,789)   (57.18%)
Other liabilities                                  2,172             3,151       (979)   (31.07%)
Shareholders' equity                              45,136            41,844      3,292      7.87%
                                                --------           -------    -------   --------
  Total liabilities and shareholders' equity    $480,178           398,555    $81,623     20.48%
                                                ========           =======    =======   ========


TOTAL ASSETS

Total assets increased by $81.6 million, or 20.5%, from $398.6 million at year-end 1994 to $480.2 million at June 30, 1995. The increase in assets was largely due to the purchase of loans from IOBOC.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and Federal funds sold. The Company maintains balances at correspondent banks adequate to cover daily inclearings and other charges. In accordance with Federal regulations, reserve balances of $4,709,000 were maintained in the form of deposits with the Federal Reserve Bank at June 30, 1995.

LOANS

The Company provides a full range of credit products designed to meet the credit needs of borrowers in its service area. The Company engages in medium-term commercial real estate lending secured by industrial and income producing properties, commercial lending to borrowers for working capital and accounts receivable financing, and consumer lending principally in the form of home equity lines of credit and vehicle financing. Additionally, the Company has added construction loan products principally for entry level housing and owner-user commercial industrial properties. Construction loans outstanding at June 30, 1995 were $1,367,000.

The overall composition of the Company's loan portfolio by credit concentration expressed as a percentage of total loans at June 30, 1995 and December 31, 1994 is provided below:


                               JUNE 30, 1995        DECEMBER 31, 1994
                               -------------        -----------------
Real estate                             35%                       40%
Commercial
  Unsecured                     15%                    12%
  Asset based (A/R)             11%                    13%
  Business assets                9%                     6%
  Secured by real estate         8%                     7%
  Other                          1%
                                       ---                       ---
    Total commercial                    44%                       38%

Consumer
  Equity lines                   9%                     12%
  Auto                           4%                      4%
  Other                          8%                      6%
                                       ---                       ---
    Total consumer                      21%                       22%
                                       ---                       ---
Total loans                            100%                      100%
                                       ===                       ===


The increased concentration in commercial loans is directly attributable to the purchase of loans from IOBOC.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table sets forth the maturity distribution of the Company's loan portfolio (excluding consumer loans) at June 30, 1995, based on remaining scheduled principal repayments:

                                             MATURING IN
                                --------------------------------------
                                              OVER ONE
                                ONE YEAR       THROUGH         OVER
(In thousands)                   OR LESS      FIVE YEARS     FIVE YEARS       TOTAL
                                --------       --------       --------       --------
Real estate mortgage            $ 19,718       $ 67,348       $ 14,968       $102,034
Commercial                        83,704         33,669          8,598        125,971
Construction                         275          1,092                         1,367
                                --------       --------       --------       --------
   Total                        $103,697       $102,109       $ 23,566       $229,372
                                ========       ========       ========       ========

The following table sets forth sensitivity of the amounts due to changes in interest rates for the Company's loan portfolio (excluding consumer loans) at June 30, 1995:


                                             MATURING IN
                                --------------------------------------
                                              OVER ONE
                                ONE YEAR       THROUGH         OVER
(In thousands)                   OR LESS      FIVE YEARS     FIVE YEARS       TOTAL
                                --------       --------       --------       --------
Loans:
With fixed interest rates       $ 17,764       $ 46,969       $ 11,260       $ 75,993
With variable interest rates      85,933         55,140         12,306        153,379
                                --------       --------       --------       --------
Total                            103,697        102,109         23,566        229,372
                                ========       ========       ========       ========

ASSET QUALITY

NONACCRUAL, PAST DUE AND MODIFIED LOANS

The Company recognizes income principally on the accrual basis of accounting. In determining income from loans, the Company generally adheres to a policy of not accruing interest on loans on which a default of principal or interest has existed for a period of 90 days or more. The Company's policy is to assign nonaccrual status to a loan if either (i) principal or interest payments are past due in excess of 90 days, unless the loan is both well secured and in the process of collection; or (ii) the full collection of interest or principal becomes uncertain, regardless of the length of past due status. When a loan reaches "nonaccrual" status, any interest accrued on such a loan is reversed and charged against current income.

The following table sets forth the amount of the Company's nonperforming loans (which are nonaccrual) as of the dates indicated. At June 30, 1995, the Company had no loans past due 90 days or more and still accruing interest.

                                                     JUNE 30,       DECEMBER 31,
(In thousands)                                         1995             1994
                                                      ------           ------
Nonperforming loans (1)                               $2,000           $1,612
Nonperforming loans as a percentage of
  total loans                                           0.70%            0.78%

--------------
(1)  Includes loans with modified terms of $1.5 million at June 30, 1995.

The Company performs a quarterly collateral adequacy analysis on all real estate and other secured loans. Loans totaling $4.2 million had been identified as impaired as of June 30, 1995, in accordance with the provisions of FASB statements No. 114 and No. 118. These loans have been reported in the statements of condition at their net realizable values. All nonperforming loans are classified as impaired.

The following table sets forth the amount of the Company's nonperforming loans by type at the dates indicated:

                                                     JUNE 30,       DECEMBER 31,
(In thousands)                                         1995             1994
                                                      ------           ------
Nonperforming loans:
  Real estate mortgage                               $  1,352         $   930
  Commercial                                              407             283
  Consumer                                                241             399
  Construction
                                                     --------         -------
     Total loans                                     $  2,000         $ 1,612
                                                     ========         =======

DELINQUENT LOANS

The following table sets forth information relating to loans which were delinquent 30 to 89 days at the dates indicated:

                                                     JUNE 30,       DECEMBER 31,
(In thousands)                                         1995             1994
                                                      ------           ------
Delinquent loans:
  Real estate mortgage                               $                 $ 2,089
  Commercial                                             406               998
  Consumer                                               834               416
                                                     -------           -------
     Total loans                                     $ 1,240           $ 3,503
                                                     =======           =======

Delinquencies as a percentage of total loans           0.43%             1.69%
Total delinquent loans and nonperforming loans
 as a percentage of total loans                        1.13%             2.46%

                                       17

ALLOWANCE FOR POSSIBLE LOAN LOSSES

A certain degree of risk is inherent in the extension of credit. Management has adopted a policy to maintain the allowance for possible loan and lease losses at a level considered by management to be adequate to absorb estimated known and inherent risks in the existing portfolio.

Management performs a comprehensive analysis of the loan portfolio on a regular basis and its current allowance for loan losses to determine that loans are currently protected according to financial and collateral standards deemed acceptable. The allowance for possible loan losses represents management's recognition of the assumed risks of extending credit and the quality of the loan portfolio. The allowance is management's estimate, which is inherently uncertain and depends on the outcome of future events. The evaluation of the quality of the loan portfolio considers the borrower's management, financial condition, cash flow and repayment program, as well as the existence of collateral and guarantees. External business and economic factors beyond the borrower's control, combined with the Company's previous loan loss experience, are considered in management's evaluation of the allowance for possible loan losses. In addition, the bank regulatory authorities, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses and may recommend additions to the allowance based on their assessment of information available to them at the time of their examination.

When it is determined that additions are required, additions to the allowance are made through charges to operations and are reflected in the statements of operations as a provision for loan losses. Loans which are deemed to be uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited back to the allowance.

OTHER REAL ESTATE OWNED

Real estate acquired in satisfaction of loans are transferred to the OREO portfolio at estimated fair values, less any estimated disposition costs.
The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is reflected as a loan charge-off. Any subsequent declines in the fair value of the OREO property after the date of transfer, are recorded through a provision for writedowns on OREO. All such OREO writedowns, as well as any provisions for estimated selling and holding expenses, are included in noninterest expense. Net gains and losses from the disposition of OREO properties are included in other noninterest income.

Activity in OREO for the periods indicated is as follows:

                                                   SIX MONTHS
                                                      ENDED          YEAR ENDED
(In thousands)                                       JUNE 30,       DECEMBER 31,
                                                     --------         ---------
                                                       1995              1994
                                                     --------         ---------
Other real estate owned:
  Balance, beginning of period                       $ 5,837           $  6,133
  Additions                                              979              3,585
  Sales                                               (1,487)            (2,699)
  Valuation and other adjustments                         72             (1,182)
                                                     -------           --------
    Balance, end of period                           $ 5,401           $  5,837
                                                     =======           ========

The OREO portfolio at June 30, 1995, consisted of four OREO properties totaling $5.4 million. Two of the four properties were in escrow as of June 30, 1995. The current sales prices exceed the combined book value of these assets. Subsequent to quarter end, one sale escrow closed resulting in a
loss of approximately  $68,200.   The Company is actively marketing the
remaining OREO properties.

DEPOSITS

Total deposits increased by $87.1 million, or 25.6%, from $339.9 million at year-end 1994 to $427.0 million at June 30, 1995. Noninterest-bearing deposits increased $16.4 million, and interest-bearing deposits increased $70.7 million from year-end 1994. The increase in deposits is due to the funding raised for the IOBOC loan and deposit purchase. TCD's increased from 22.0% of total deposits at year-end 1994, to 35.5% of total deposits at June 30, 1995.

The following table sets forth the distribution of average deposits and the rates paid thereon for the periods indicated:

                                           SIX MONTHS ENDED                      YEAR ENDED
                                               JUNE 30,                         DECEMBER 31,
                                    -----------------------------      ---------------------------
                                                 1995                               1994
                                    -----------------------------      ---------------------------
                                    AVERAGE                 % OF       AVERAGE              % OF
(In thousands)                      BALANCE      RATE       TOTAL      BALANCE      RATE    TOTAL
                                     ------      ----       -----     --------      ----   ------
Noninterest-bearing
 demand deposits                   $118,429                 30.44%      $118,06              32.58%
Interest-bearing demand
 and savings deposit                 97,149      1.70%      24.97%      121,338     1.60%    33.48%
Money market deposits                35,194      2.43        9.05%       43,039     2.30     11.88%
Time certificates of deposit        138,247      5.86       35.54%       79,937     3.80     22.06%
                                   --------                ------     ---------     ----    ------
  Total                            $389,019                100.00%    $ 362,380             100.00%
                                   ========                =======    =========             ======

The following table sets forth the maturities of the Company's TCDs outstanding at the dates indicated:

                                           SIX MONTHS ENDED                      YEAR ENDED
                                               JUNE 30,                         DECEMBER 31,
                                    -----------------------------      ---------------------------
                                                 1995                               1994
                                    -----------------------------      ---------------------------
                                                       $100,000                        $100,000
                                      UNDER              AND             UNDER           AND
(In thousands)                      $100,000             OVER           $100,000         OVER
                                    --------           --------        --------       ----------
Three months or less               $  65,092          $  32,850        $  16,467       $  15,806
Over three months through
 six months                           10,598              4,484            9,541           6,249

Over six months and through
 twelve months                        24,478              9,820            9,905           4,532
Over twelve months                     7,010              2,702            9,497           2,620
                                  ----------          ---------        ---------       ---------
   Total                          $  107,178          $  49,856        $  45,410       $  29,207
                                  ==========          =========        =========       =========

ASSET/LIABILITY MANAGEMENT

The objective of asset/liability management is to manage interest rate risk, liquidity risk and credit risk to reduce the Company's exposure to interest rate fluctuations. The Company seeks to achieve this objective by matching its interest sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. Generally, if rate sensitive assets exceed rate sensitive liabilities, the net interest income will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment. When rate sensitive liabilities exceed rate sensitive assets, the net interest income will generally be positively impacted during a declining rate environment and negatively impacted during a rising rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

In addition to utilizing the repricing gap table below in managing its interest rate risk, the Company also performs a quarterly interest rate simulation. This simulation provides the Company with an estimate of both the dollar amount and percentage change in net interest income under various interest rate scenarios. Under each interest rate scenario, the Company projects its net interest income, factoring in the amount and timing of repricings and maturities on its
assets and liabilities.   In the various rate scenarios, the Company
projects certain lags in the repricing of its interest rates on its interest-bearing liabilities.

The following table sets forth information concerning the Company's rate sensitive assets and rate sensitive liabilities as of June 30, 1995. Such assets and liabilities are classified by the earlier of maturity or repricing date.


                                                     THREE       THROUGH    ONE YEAR    OVER
                                                     MONTHS      TWELVE     THROUGH      FIVE
(IN THOUSANDS)                                       OR LESS      MONTHS   FIVE YEARS   YEARS     TOTAL
                                                    --------     -------   ---------- -------    -------
INTEREST-EARNING ASSETS:
Federal funds sold                                  $   4,000   $      0   $      0   $     0   $  4,000
Investment securities                                   2,638      4,896    114,591     6,119    128,244
Loans                                                 184,056     24,040     59,920    15,691    283,707
Interest rate swap                                          0          0     75,000         0     75,000
                                                    ---------   --------   --------   -------   --------
  Total interest-earning assets                     $ 190,694   $ 28,936   $249,511   $21,810   $490,951
                                                    =========   ========   ========   =======   ========

INTEREST-BEARING LIABILITIES:
Interest-bearing demand and savings deposits        $ 135,621   $      0   $      0   $     0   $ 135,621
Time certificates of deposit                           97,942     49,380      9,689        23     157,034
Other borrowings and other int.-bearing liabs.          6,950          0          0         0       6,950
Interest rate swap                                     75,000          0          0         0      75,000
                                                    ---------   --------   --------   -------   --------
  Total interest-bearing liabilities                $ 315,513   $ 49,380   $  9,689   $    23   $ 374,605
                                                    =========   ========   ========   =======   ========

Interest rate sensitivity gap                       $(124,819)  $(20,444)   $239,822  $21,787
Cumulative interest rate sensitivity gap             (124,819)  (145,263)     94,559  116,346
Cumulative interest rate sensitivity gap as a
  percentage of total interest-earning assets:        (65.46%)   (76.18%)     49.59%   61.01%


Although the Company has a negative cumulative interest rate sensitivity gap as a percentage of total interest-earning assets in the one year or less horizon, management believes that the company is modestly asset sensitive in this period. This conclusion is primarily due to the Company's core deposits, which are capable of being repriced currently and are therefore classified in the "three months or less" category, but which management believes respond similarly to long-term deposits. By including these core deposits in the over one-year repricing categories in the gap table above, the Company would be asset sensitive. This asset sensitivity also stems from the size of the Company's variable rate loan portfolio. Approximately 65% of the entire loan portfolio reprices within one year. The size of this variable rate portfolio has negatively impacted the Company's net interest income in the declining interest rate environment in 1992 and 1993.

In order to stabilize the Company's net interest income with regard to changing rates, the Company entered into a $50 million 5-year interest rate swap in September 1993 and a $25 million 3-year interest rate swap agreement in January 1994. The terms of these swap agreements require that the Company pay a floating rate of interest tied to LIBOR, and receive a fixed rate of 4.87% and 5.04% for swap #1 and swap #2, respectively. Due to the nature of the interest rate swap agreements, changes in interest rates impact both the market value and net income realized on these agreements. In the rising rate environment experienced in 1994, the market value of these swap agreements diminished. Additionally, the spread between interest paid and interest received on the swap agreements compressed and reversed itself so that interest expense on the swap agreements currently exceeds interest income. The Company's combined breakeven point on both swap agreements is approximately 4.92%. If LIBOR remains at its July 31, 1995 level of 5.81%, it is anticipated that the swaps will decrease loan income by approximately $0.9 million in 1995. However, the increases in market interest rates that have negatively impacted the swap agreements have also led to increases in the yield of the loan portfolio. The Company estimates that the loss in earnings from an increase in LIBOR on the $75.0 million swap agreements would be more than offset by a similar basis point increase on the Company's $185 million variable rate loan portfolio. As of June 30, 1995, the Company's interest rate simulation projects that if rates increase 100 basis points (and the Company's deposit liabilities lag by historical repricing increments), overall, by year-end 1995, net interest income will increase by approximately 1% over currently estimated net interest income, which assumes a level interest rate environment.

The Company's held-to-maturity investment portfolio consists primarily of mortgage-backed securities, with final maturities principally of four to six years. Typically, in a declining rate environment, the Company would be exposed to prepayment risk which could have a negative effect on the yield on these investments and on overall net interest income. In a rising rate environment, these securities would not likely experience significant prepayments, and therefore would not negatively impact overall earnings. However, because these are fixed rate mortgage-backed securities, an increase in interest rates would result in a decrease in the market value of these types of securities. The same is true for all of the Company's fixed rate investments. Due to the short duration of the entire portfolio; however, the Company does not currently anticipate any significant financial impact as a result of any market value depreciation on its portfolio.

LIQUIDITY

Liquidity management involves the Company's ability to meet the cash flow requirements of its customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity involves both assets and liabilities of the Company. The Company's liquid assets consist of cash and cash equivalents, and investment securities, excluding those pledged as collateral and those classified as held-to-maturity. Asset liquidity is generated through the maturity or liquidation of assets. Liability liquidity arises from diverse deposit accounts with varying maturities and from secondary funding sources. It is the Company's policy to maintain a liquidity ratio (liquid assets to liabilities) of between 25% and 50%. At June 30, 1995, the Company's liquidity ratio was 33.1%, compared to a liquidity ratio of 41.7% at June 30, 1994.

At June 30, 1995, noninterest-bearing demand deposit accounts represented 31.5% of total deposits outstanding, as compared with 33.3% at June 30, 1994. In an effort to address any potential fluctuations in the Company's deposit base, management seeks to limit loans to no more than 75% to 85% of deposits. At June 30, 1995, the ratio of gross loans to deposits was 67.1%. In the event that the Company should experience a significant short-term decline in deposits or a sudden increase in loan demand, the Company would utilize its secondary sources of funding and liquidity. These secondary sources include available Federal funds purchased through correspondent banks up to $20.0 million and short-term borrowing at the Federal Reserve Bank. Federal funds arrangements with correspondent banks are subject to the terms of the individual arrangements and may be terminated at the discretion of the correspondent bank. In an effort to meet its ongoing liquidity needs, the Company has invested in short-term mortgage-backed securities to hold to maturity. These securities provide consistent, periodic principal and interest payments to the Company. Despite these funding sources, the Company may find it necessary, for liquidity reasons, to liquidate a portion of its available-for-sale investment portfolio.

CAPITAL RESOURCES

Management seeks to maintain capital adequate to support anticipated asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. The 1992 risk-based capital guidelines adopted by the Federal Reserve Board and FDIC require the Company and the Bank to maintain certain minimum ratios of capital to risk-weighted assets. On May 1, 1995, SC Bancorp made a captial contribution of $5,000,000 to the Bank to provide additional funding for the Bank's purchase of loans and deposits from IOBOC.

The following table sets forth the Company's and the Bank's risk-based capital and leverage ratios at June 30, 1995.


                                                COMPANY                BANK
                                         --------------------  -------------------
(IN THOUSANDS)                            AMOUNT   PERCENTAGE   AMOUNT    PERCENTAGE
                                          -------  ----------  --------  -----------
Leverage Ratio (1)                        $41,605    8.91%      $39,095     8.37%
  Minimum regulatory requirement           18,679    4.00%       18,679     4.00%
  Excess over the minimum requirement      22,926    4.91%       20,416     4.37%
Risk-based ratios:
  Tier 1 capital (2)                      $41,605   11.66%(5)   $39,095    10.95%(5)
  Tier 1 capital minimum requirement       14,277    4.00%(3)    14,277     4.00%(3)
  Excess over the minimum requirement      27,328    7.66%       24,818     6.95%
  Total capital (4)                       $46,081   12.91%(5)   $43,570    12.21%(5)
     Total capital minimum requirement     28,555    8.00%       28,555     8.00%
     Excess over the minimum requirement   17,526    4.91%       15,015     4.21%

(1) Tier 1 capital divided by average assets for the three monthss ended June 30, 1995. Under current rules, a minimum leverage ratio of 3% is required for institutions having a composite rating of one under the CAMEL rating system. All other institutions are required to maintain leverage ratios of at least 4%. Insured institutions such as the Bank must maintain a leverage capital ratio of 4% to be considered "adequately capitalized" or 5% to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act.
(2) Includes common shareholders' equity (excluding unrealized losses on available-for-sale debt securities) less goodwill.
    The Tier 1 capital ratio is adjusted for the disallowed portion of deferred tax assets, if applicable.
(3) Insured institutions such as the Bank must maintain a Tier 1 Capital ratio of at least 4% or 6% and a total capital ratio of at least 8% or 10% in order to be considered "adequately capitalized" or "well capitalized", respectively, under the prompt corrective action provisions of the FDIC Improvement Act.
(4) Tier 1 capital plus the allowance for loan losses (limited to 1.25% of total risk-weighted assets).
(5) Risk weighted assets of $356.9 million were used to compute these percentages.


PART II.           OTHER INFORMATION

Item 1.   Legal Proceedings
                  Not Applicable

Item 2    Changes in Securities
                  Not Applicable

Item 3.   Defaults Upon Senior Securities
                  Not Applicable

Item 4.   Submission of Matters to Vote of Security Holders

          SC Bancorp held its annual meeting of shareholders on April 18, 1995. James E. Cunningham, Irving J. Pinsky and Donald E. Wood were elected directors for a term of three years. The following persons also continued as directors after the meeting: Robert C. Ball, H.A. Beisswenger, LeGrande Coates, Jr., William C. Greenbeck, Larry D. Hartwig and Peer A. Swan.

          6,429,037 votes were cast for, no votes cast against and 221,366 withheld for Mr. Cunningham. 6,422,010 votes were cast for, no votes cast against and 228,393 withheld for Mr. Pinsky. 6,288,697 votes were cast for, no votes cast against and 361,706 withheld for Mr. Wood.

          Shareholders also voted to amend Article Six of the Company's Articles of Incorporation to eliminate the preemptive rights of shareholders. 3,586,273 votes were cast for and 796,486 votes were cast against the proposal. There were 307,895 abstentions and 1,959,749 broker non-votes.

          In addition, shareholders voted to ratify the appointment of Deloitte & Touche LLP as SC Bancorp's auditors for 1995. 6,303,199 votes were cast for and 61,512 cast against the appointment of Deloitte & Touche LLP. There were 285,692 abstentions.

Item 5.   Other Information
                  Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits required by Item 601 of Regulation S-K.

          Number    Exhibit

          10.1 Amendment to Employment Agreement, dated July 18, 1995 between SC Bancorp and Southern California Bank and Larry D. Hartwig

          (b)       Reports on Form 8-K

          Date of Report on Form 8-K: April 30, 1995. Items Reported: Items 2 and 7, acquisition of certain assets and assumption of certain liabilities of Independence One Bank of California, F.S.B.

          Date of Report on Form 8-K/A:  April 30, 1995.  Items Reported:
          Amendment of Items 2 and 7, acquisition of certain assets and assumption of certain liabilities of Independence One Bank of California, F.S.B.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:          August 9, 1995                SC BANCORP

                                             (Registrant)

                                             By:  /s/ BRUCE W. ROAT
                                                  ------------------------
                                                  Bruce W. Roat
                                                  E.V.P./C.F.O.
                                                  (Principal Financial and
                                                  Accounting Officer)