Form 10-Q
period 1995-09-30
SC BANCORP
filed 1995-11-14
CIK 351617

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter and nine months ended September 30, 1995.
                       Commission File Number 0-11046

                                   SC BANCORP
            (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                 95-3585586
       (State or other jurisdiction of                     (IRS Employer
        incorporation or organization)                   Identification No.)

   3800 E. LA PALMA AVE., ANAHEIM, CALIFORNIA                92807-1798
      (Address of principal executive offices)               (Zip Code)

  Registrant's telephone number, including area code        (714) 228-8200



                                                        NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                         ON WHICH REGISTERED
             -------------------                         --------------------

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

  There were 7,468,505 shares of common stock for the registrant issued and outstanding as of November 1, 1995.

                                  SC BANCORP

                                   FORM 10-Q

                                    INDEX






PART I    FINANCIAL INFORMATION                                          Pages

          ITEM 1. Financial Statements                                     1

                  A. Consolidated Balance Sheets                           1

                  B. Consolidated Statements of Operations                 2

                  C. Consolidated Statements of Cash Flows                 3

                  D. Notes to Consolidated Financial Statements            4



          ITEM 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          10


PART II.  OTHER  INFORMATION                                              28

Part I.
Item 1.  Financial Statements



                       SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                                       CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             1995             1994
                                                         ------------     ------------
                                                          (UNAUDITED)
ASSETS
Cash and due from banks                                  $    36,745      $    31,118
Federal funds sold                                            27,800            --
                                                         -----------      -----------
  Cash and cash equivalents                                   64,545           31,118
                                                         -----------      -----------
Securities held-to-maturity, at amortized cost:
 fair value 1995 - $52,501; 1994 - $54,680 (Note 2)           54,180           60,023
Securities available-for-sale, at fair value (Note 2)         42,411           71,858

Loans (Note 3)                                               278,699          207,688
  Less: Deferred fee income                                     (396)            (298)
        Allowance for possible loan losses                    (5,354)          (5,318)
                                                         -----------      -----------
        Loans, net                                           272,949          202,072
                                                         -----------      -----------
Premises and equipment, net                                   10,088           10,254
Other real estate owned, net                                   3,273            5,837
Accrued interest receivable                                    2,557            4,330
Other assets                                                  18,224           13,063
                                                         -----------      -----------
  TOTAL ASSETS                                           $   468,227      $   398,555
                                                         ===========      ===========
LIABILITIES
Deposits:
  Interest-bearing                                       $   282,062      $   221,919
  Noninterest-bearing                                        133,540          118,020
                                                         -----------      -----------
  Total deposits                                             415,602          339,939
                                                         -----------      -----------
Borrowed funds and other interest-bearing liabilities          6,566           13,621
Accrued interest payable and other liabilities                 1,380            3,151
                                                         -----------      -----------
  Total Liabilities                                          423,548          356,711
                                                         -----------      -----------
SHAREHOLDERS' EQUITY
Preferred stock, no par or stated value: 10,000,000
  shares authorized; no shares issued or outstanding
Common stock, no par or stated value: 20,000,000
  shares authorized; 7,468,505 shares issued and
  outstanding in 1995 and 1994, respectively                  37,643           37,643
Retained earnings                                              7,598            7,731
Unrealized loss on available-for-sale securities,
 net of taxes                                                   (562)          (3,530)
                                                         -----------      -----------
  Total Shareholders' Equity                                  44,679           41,844
                                                         -----------      -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $   468,227      $   398,555
                                                         ===========      ===========

                 See Notes to Consolidated Financial Statements.

                SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)

                                                THREE MONTHS ENDED     NINE MONTHS END
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                ------------------     ----------------
                                                  1995     1994         1995     1994
                                                 -------   -------     -------   ------
INTEREST INCOME
Interest and fees on loans (Note 3)             $ 7,090   $ 4,839     $18,790   $14,071
Interest on investment securities (Note 2):       1,618     1,798       5,060     5,379
Interest on Federal funds sold                       88       137         727       189
                                                -------   -------     -------   -------
     Total interest income                        8,796     6,774      24,577    19,639
                                                -------   -------     -------   -------
INTEREST EXPENSE
Interest on deposits:
  Interest-bearing demand                           399       376       1,031     1,049
  Savings                                           280       382         884     1,205
  Time certificates of deposit                    2,313       743       6,306     2,203
                                                -------   -------     -------   -------
     Total interest on deposits                   2,992     1,501       8,221     4,457
                                                -------   -------     -------   -------
Other interest expense                              115        83         919       238
                                                -------   -------     -------   -------
     Total interest expense                       3,107     1,584       9,140     4,695
                                                -------   -------     -------   -------

NET INTEREST INCOME                               5,689     5,190      15,437    14,944
Provision for (recovery of) possible
 loan losses (Note 3)                               900        -        1,224      (850)
                                                -------   -------     -------   -------

Net interest income after provision for
 possible losses on loans                         4,789     5,190      14,213    15,794
                                                -------   -------     -------   -------
Other income:
  Service charges on deposit accounts               449       408       1,292     1,283
  Other fees and charges                            813     1,138       2,349     3,385
  Net gain (loss) on sales of investment
    securities                                     (620)       -         (620)       17
  Net gain on sale of loans                         148        -          148       215
  Net gain (loss) on sales of fixed assets         (107)        1        (107)      454
  Life insurance income                              53        -          460        33
  Other income                                       33        40         209       111
                                                -------   -------     -------   -------
     Total other income                             769     1,587       3,731     5,498
                                                -------   -------     -------   -------
Other expenses:
  Salaries and employee benefits                  3,062     2,468       8,282     7,295
  Occupancy, furniture and equipment              1,492     1,143       3,700     3,334
  Professional fees                                 558       373       1,479     1,373
  Office supplies                                   316       268         824       763
  Data processing                                   208       236         623       757
  FDIC assessment                                   (17)      248         415       758
  Goodwill amortization                             552        52         706       158
  Other real estate owned                           142       407         387     1,412
  Merchant bankcard expense                         132       294         352       742
  Advertising and promotion                         149       153         513       436
  Other operating expense                           249       315         810     1,024
                                                -------   -------     -------   -------
     Total other expense                          6,843     5,957      18,091    18,052
                                                =======   =======     =======   =======
Income (loss) before provision (benefit)
 for income taxes                                (1,285)      820        (147)    3,240
Provision (benefit) for income taxes               (377)      318         (14)    1,354
                                                -------   -------     -------   -------
     NET INCOME (LOSS)                          $  (908)  $   502     $  (133)  $ 1,886
                                                =======   =======     =======   =======

Weighted average number of shares
 outstanding                                      7,469     7,469       7,469     4,831
                                                =======   =======     =======   =======
Earnings (loss) per share                       $ (0.12)  $  0.07     $ (0.02)  $  0.39
                                                =======   =======     =======   =======
See Notes to Consolidated Financial Statements.

               SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               -----------------
                                                                1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $  (133)  $  1,886
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Provision for (recovery of) possible loan losses            1,224       (850)
    Provision for loss on other real estate owned                 128        882
    (Gain)/loss on sale of other real estate owned                 22          5
    (Gain)/loss on sale of available-for-sale investment
     securitities                                                 620        (17)
    Net amortization of premiums on investment securities       1,884      1,322
    (Gain)/loss on sale of loans                                 (148)       215
    Net amortization of deferred fees and unearned income
     on loans                                                    (106)       (12)
    Depreciation and amortization                               2,203      1,605
    (Gain)/loss on sale of fixed asset and other assets          (109)      (454)
    (Increase)/decrease in accrued interest receivable
     and other assets                                          (5,556)     3,684
    Increase/(decrease) in accrued interest payable and
     other liabilities                                           (504)      (163)
                                                              -------     ------
      Net cash provided by (used in) operating activities        (475)     8,103
                                                              -------     ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of available-for-sale investment
   securities                                                  26,860      5,244
  Proceeds from maturities of available-for-sale
   investment securities                                        6,000         -
  Proceeds from maturities of held-to-maturity
   investment securities                                        5,562      8,613
  Purchase of investment securities                            (1,205)    (4,946)
  Proceeds from sale of loans                                   2,142         -
  Purchase of IOBOC loans                                     (71,576)        -
  Loans funded, net of payments received                       (3,834)     4,942
  Proceeds from sale of fixed assets and other assets               1        977
  Purchase of fixed assets                                     (1,333)    (1,334)
  Proceeds from sale of other real estate owned                 3,835      2,834
                                                              -------     ------
     Net cash provided by (used in) investing activities      (33,548)    16,330
                                                              -------     ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Rights Offering                                    -      14,187
  Purchase of IOBOC interest-bearing deposits                  14,965         -
  Purchase of IOBOC noninterest-bearing deposits               19,762         -
  Increase/(decrease) in demand deposits, NOW accounts
   and saving accounts                                        (30,442)     3,989
  Increase/(decrease) in time certificates of deposit          71,378    (18,447)
  Increase/(decrease) in other borrowings                      (8,213)    (2,122)
                                                              -------     ------
      Net cash provided by (used in) financing activities      67,450     (2,393)
                                                              -------     ------
Increase/(decrease) in cash and cash equivalents               33,427     22,040
Cash and cash equivalents, beginning of period                 31,118     23,564
                                                              -------     ------
Cash and cash equivalents, end of period                      $64,545    $45,604
                                                              =======    =======
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
  Unrealized loss on investment securities,
   available-for-sale, net of tax                              $2,968     $4,326
  Change in deferred tax asset                                 $1,463     $1,456


           SC BANCORP AND ITS SUBSIDIARY,  SOUTHERN CALIFORNIA BANK
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (UNAUDITED, EXCEPT FOR INFORMATION AS OF AND
                    FOR THE YEAR ENDED DECEMBER 31, 1994)

NOTE 1 -- BASIS OF PRESENTATION

References to the "Company" are to SC Bancorp and Southern California Bank on a consolidated basis. References to "SC Bancorp" are to SC Bancorp on an unconsolidated basis, and references to the "Bank" are to Southern California Bank. See notes to the consolidated financial statements presented in SC Bancorp's 1994 Annual Report on Form 10-K.

The Company's accounting and reporting policies conform to generally accepted accounting principles prescribed for bank holding companies and banks, and predominant banking industry practice. The interim period financial statements are unaudited. It is the opinion of Company management that all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the results of operations have been reflected therein. Results for the periods ending September 30, 1995, are not necessarily indicative of results that may be expected for any other interim periods or for the year as a whole.

SECURITIES:

At September 30, 1995, the Company's available-for-sale portfolio had a net unrealized loss of $960 thousand. The tax-effected reduction to shareholders' equity at September 30, 1995, was $562 thousand. In January 1995, the FDIC issued a final rule excluding unrealized holding gains and losses on available-for-sale debt securities from the calculation of Tier 1 capital.

LOANS:

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures-An Amendment of FASB Statement No. 114," effective January 1, 1995. The Company has determined that the combined effect of adoption of Statements No. 114 and No. 118 is immaterial to the consolidated financial statements due to the Company's pre-existing methodology for calculation of its allowance for possible loan losses, which is based on the value of the underlying collateral of "impaired" loans, as defined by Statement No. 114.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated market values of investments in debt secuities are as follows:


                                                                 SEPTEMBER 30, 1995
                                           -------------------------------------------------------------
                                                               GROSS            GROSS          ESTIMATED
                                           AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                              COST             GAINS           (LOSSES)          VALUE
                                           ---------        ----------       ----------        ---------
(IN THOUSANDS)


HELD-TO-MATURITY:
US Treasury securities and obligations
   of US government agencies               $    59          $    -           $    -            $    59
Mortgage-backed securities                  54,121               -            (1,679)           52,442
                                           -------          -------          -------           -------
     Total                                 $54,180          $    -           $(1,679)          $52,501
                                           =======          =======          =======           =======




                                                                 SEPTEMBER 30, 1995
                                           -------------------------------------------------------------
                                                               GROSS            GROSS          ESTIMATED
                                           AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                              COST             GAINS           (LOSSES)          VALUE
                                           ---------        ----------       ----------        ---------
(IN THOUSANDS)

AVAILABLE-FOR-SALE:
US Treasury securities and obligations
   of US government agencies               $43,371          $    -           $  (960)          $42,411
                                           -------          -------          -------           -------
     Total                                 $43,371          $    -           $  (960)          $42,411
                                           =======          =======          =======           =======




                                                                 DECEMBER 31, 1994
                                           -------------------------------------------------------------
                                                               GROSS            GROSS          ESTIMATED
                                           AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                              COST             GAINS           (LOSSES)          VALUE
                                           ---------        ----------       ----------        ---------
(IN THOUSANDS)


HELD-TO-MATURITY:
US Treasury securities and obligations
  of US government agencies                $    59          $    -           $    -            $    59
Mortgage-backed securities                  59,964               -            (5,343)           54,621
                                           -------          -------          -------           -------
     Total                                 $60,023          $    -           $(5,343)          $54,680
                                           =======          =======          =======           =======




                                                                 DECEMBER 31, 1994
                                           -------------------------------------------------------------
                                                               GROSS            GROSS          ESTIMATED
                                           AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                              COST             GAINS           (LOSSES)          VALUE
                                           ---------        ----------       ----------        ---------
(IN THOUSANDS)


AVAILABLE-FOR-SALE:
US Treasury securities and obligations
  of US government agencies                $77,249          $     2         $(5,393)           $71,858
                                           -------          -------         -------            -------
     Total                                 $77,249          $     2         $(5,393)           $71,858
                                           =======          =======         =======            =======


Investment securities with a carrying value of $18,798,000 and $22,318,000 were pledged to secure public deposits and as collateral for other borrowings at September 30, 1995, and December 31, 1994, respectively.

NOTE 2 -- INVESTMENT SECURITIES (CON'T)

The amortized cost and estimated fair value of debt securities at September 30, 1995, by contractual maturities are shown below. Expected maturities will differ from contractual maturities, particularly with respect to mortgage-backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                  MATURING IN
                                                    ----------------------------------------------------------------------
                                                                   OVER ONE        OVER FIVE
                                                     ONE YEAR    YEAR THROUGH    YEARS THROUGH      OVER
(IN THOUSANDS)                                        OR LESS     FIVE YEARS       TEN YEARS      TEN YEARS        TOTAL
SEPTEMBER 30, 1995                                  ----------   -------------   -------------    ----------     ---------
Held-to-maturity, amortized cost                     $   --          $46,017         $8,104         $   59         $54,180
Held-to-maturity, estimated fair value               $   --          $44,650         $7,792         $   59         $52,501
Available-for-sale, amortized cost                   $    5          $42,166         $  --          $1,200         $43,371
Available-for-sale, estimated fair value             $    5          $41,206         $  --          $1,200         $42,411



NOTE 3 -- LOANS

Loans by category are summarized below:


                                                  SEPTEMBER 30,                  DECEMBER 31,
(IN THOUSANDS)                                         1995          PERCENT         1994        PERCENT
                                                  -------------     ---------    -----------    ----------
Commercial                                         $ 124,226          44.57%       $ 79,369        38.22%
Real estate, construction                              2,356           0.85%             30         0.01%
Real estate, mortgage                                 99,402          35.67%         83,712        40.31%
Consumer                                              52,715          18.91%         44,577        21.46%
                                                    --------         -------        -------       -------
            Gross loans                              278,699         100.00%        207,688       100.00%
                                                                     =======                      =======
     Deferred fee income                                (396)                          (298)
     Allowance for possible loan losses               (5,354)                        (5,318)
                                                    --------                       --------
            Loans, net                              $272,949                       $202,072
                                                    ========                       ========



No industry constitutes a concentration in the Bank's loan portfolio.

NOTE -- 3 LOANS (CON'T)

The following table summarizes the balances and changes in the allowance for possible loan losses:


                                                     NINE MONTHS
                                                        ENDED
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1995           1994
                                                     -------------  ------------
Average balance of gross loans outstanding             $253,506       $203,760
                                                       ========       ========
Gross loan balance at end of period                    $278,699       $207,688
                                                       ========       ========
Allowance at beginning of period                       $  5,318       $ 10,800
Charge-offs:
  Commercial                                                734          2,004
  Real estate                                             1,207          3,453
  Consumer                                                  500            362
                                                       --------       --------
        Total charge-offs                                 2,441          5,819
Recoveries:
  Commercial                                                421            915
  Real estate                                                64            214
  Consumer                                                  151             58
                                                       --------       --------
        Total recoveries                                    636          1,187
Net charge-offs                                           1,805          4,632
Provision (recovery) charged (credited)
  to expense                                              1,224           (850)
Allowance on purchased loans                                617
                                                       --------       --------
Allowance at end of period                             $  5,354       $  5,318
                                                       ========       ========
Ratio of allowance for loan losses to loans
  outstanding at end of period                             1.92%          2.56%
Ratio of allowance for loan losses to
  nonaccrual loans at end of period                      292.73%        329.90%
Ratio of annualized net charge-offs to
  average loans                                            0.95%          2.27%



Loans on nonaccrual status were approximately $1,829,000 and $906,000 at September 30, 1995 and 1994, respectively. Interest income that would have been collected on these loans had they performed in accordance with their original terms, was approximately $167,000 and $288,000, for the nine months ended September 30, 1995 and 1994, respectively.

NOTE 4 -- PURCHASE OF LOANS AND DEPOSITS

On April 30, 1995, the Bank acquired substantially all of the corporate and private banking loans and deposits from Independence One Bank of California, F.S.B. (IOBOC). The loans purchased included approximately $71.6 million of floating rate commercial, real estate and consumer loans. The purchase price for the loans and deposits acquired was $39.4 million. Funds for the acquisition were generated through a $5.0 million capital contribution from SC Bancorp, and a promotional certificates of deposit program held during the first quarter of 1995. Financial information on the loans and deposits acquired is provided below:

NOTE 4- PURCHASE OF LOANS AND DEPOSITS (CON'T)



(IN THOUSANDS)                    BALANCE         ANNUALIZED
                              APRIL 30, 1995        YIELD
                              --------------      ----------
Loans
 Commercial                   $       37,227          10.01%
 Real Estate                          16,761          10.02%
 Construction                            912          10.14%
 Consumer                             17,497           9.97%
                              --------------       ---------
Gross loans                           72,397          10.01%
                              --------------       =========
 Deferred fees                          (204)
 Allowance for loan losses              (617)
                              --------------
Loans, net                    $       71,576
                              ==============

Deposits
 Interest-bearing             $       14,965           2.39%
 Noninterest-bearing                  19,762
                              --------------
Total deposits                $       34,727
                              ==============


The Bank recorded an intangible asset of approximately $2 million relating to the loans and deposits acquired. The intangible is being amortized over a
period of seven years.   Reference can be made to Form 8-K and Form 8-K/A
Current Reports for additional information on  the acquisition transaction.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate losses as a result of these transactions. Commercial and standby letters of credit totaled approximately $4,538,000 and $4,516,000 at September 30, 1995, and December 31, 1994, respectively. In addition, the Company had unfunded loan commitments of $74,517,000 and $48,250,000 at September 30, 1995, and December 31, 1994, respectively. The Company acquired approximately $32,500,000 of unfunded loan commitments from IOBOC on April 30, 1995.

The Company uses the same credit policies in making commitments and conditional obligations as it does in extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and commercial properties.

In the third quarter of 1993 and first quarter of 1994, the Company entered into two interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate loan portfolio. At September 30, 1995, the Company had outstanding one interest rate swap agreement with a commercial bank having a total notional principal amount of $50 million (Swap #1), and one interest rate swap agreement with a broker dealer having a notional principal amount of $25 million (Swap #2). The agreements were intended to reduce the Company's exposure to declines in prime lending rates by artificially converting $75 million of the Company's prime-based loans to fixed rates for the durations of the agreements. Swap #1 was entered into in September 1993. The terms of the first agreement require the Company to pay interest quarterly based on 3-month LIBOR and to receive interest semi-annually at a fixed rate of 4.865%. The agreement matures in September 1998. Swap #2 was entered into in January 1994. The terms of the second agreement require the Company to pay interest quarterly based on 3-month LIBOR in arrears, and to receive interest semi-annually at a fixed rate of

5.04% through the January 1997 maturity date. The Company accrues monthly interest income and expense on the swaps, the net of which is included in income on loans. For the period ended September 30, 1995, net interest expense of $751,000 from the swap agreements is included in interest income on loans in the consolidated statements of operations. The Company is required to pledge collateral on the transaction. US Agency notes having a market value of approximately $ 6,443,000 were pledged as collateral for the agreements as of September 30, 1995. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

NOTE 6 -- SUBSEQUENT EVENTS

Subsequent to the end of the third quarter 1995, the Company implemented various elements of its restructuring plan. The restructuring plan includes actions designed to streamline the Bank's branch system. On October 17, 1995, the Company announced the signing of an agreement to sell the core deposits, consisting of approximately $4.1 million, from the Bank's Signal Hill branch to Home Bank, a subsidiary of Home Interstate Bancorp. The sale is subject to regulatory approval. Management intends to close the Signal Hill branch after customer notification, regulatory approval, and completion of the sale transaction, which is expected by the end of January 1996. The Bank is negotiating the sale of another small branch and has elected to consolidate its Yorba Linda branch into the Tustin-La Palma office. Additionally, the Company and the Bank have elected to outsource the internal audit function. All of these actions are designed to improve the efficiency and financial performance of the Bank.

PART I.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion represents information about the results of operations, financial condition, liquidity and capital resources of SC Bancorp and its subsidiary, Southern California Bank (together, the "Company"). This information should be read in conjunction with the 1994 audited consolidated financial statements of the Company and the notes thereto and the accompanying quarterly unaudited consolidated financial statements and notes thereto.

OVERVIEW

The Company reported a net loss of $908 thousand for the third quarter of 1995 compared to net income of $502 thousand for the third quarter of 1994. The net loss for the first nine months of 1995 was $133 thousand, compared to net income of $1.9 million for the same period in 1994. The previous year's results include a $448 thousand gain on the sale of the Company's headquarters building, a $215 thousand gain on the sale of loans, and a $850 thousand reversal of previously recorded allowance for possible loan losses. The year-to-date loss for 1995 reflects approximately $1.7 million of restructuring charges and losses pretax, along with additional loan loss provision specific to the collateral valuation of a few commercial loans for $600 thousand pretax, and a nonrecurring adjustment to interest expense for deferred compensation plans of $408 thousand. These expenses and losses are offset by a $407 thousand gain resulting from benefit payment received on corporate owned life insurance which is reflected in noninterest income; a refund of FDIC insurance premiums of approximately $239 thousand which is reported in noninterest expense; and a gain on sale of loans of approximately $148 thousand which is also reported in noninterest income.

Net interest income was $5.7 million for the three months ended September 30, 1995 compared to $5.2 million for the three months ended September 30, 1994.
 Year-to-date net interest income was $15.4 million, an increase of $493 thousand from the $14.9 million reported for 1994; however, the Company's net interest margin decreased to 5.19% for the nine months ended September 30, 1995, compared to 5.72% for the prior year. The decrease in the net interest margin can be attributed to the adjustment recorded on the Company's deferred compensation plans and the increased interest expense associated with the promotional certificates of deposit ("TCD") program that provided funding for the IOBOC transaction. Most of these TCDs matured in September 1995 and many were renewed at significantly lower rates.

Noninterest income was $769 thousand and $1.6 million for the three months
ended September 30, 1995 and 1994, respectively.   Noninterest income was
$3.7 million and $5.5 million for the nine months ended September 30, 1995 and 1994, respectively. Noninterest income for the first half of 1994 included nonrecurring gains on the sale of assets as discussed above. On September 28, 1995, the Company announced a restructuring plan, which included reductions in staff and consolidation of selected operations to improve operating efficiencies. As part of the restructuring plan, the Company also sold approximately $27 million of its investment securities classified as available-for-sale and realized a loss of approximately $620 thousand. Other fees and charges also declined compared to the prior year due to a reduction in merchant bankcard fee income.

Operating expenses, as adjusted for the effects of approximately $948 thousand of restructuring charges, decreased from $6.0 million for the three months ended September 30, 1994, to $5.9 million for the three months ended September 30, 1995. Adjusted operating expenses also decreased for the nine months ended September 30, 1995, and 1994, from $18.1 million to $17.1 million, respectively. The decrease in operating expense largely occurred in the OREO and merchant bankcard expense categories.

Total assets at September 30, 1995, were $468.2 million, an increase of 17.5% from $398.6 million at year-end 1994. Total deposits at September 30, 1995, were $415.6 million, an increase of 22.3% from $339.9 million at year-end 1994. Almost all of the increase in assets resulted from the purchase of loans from IOBOC in the second quarter of 1995; approximately half of the increase in deposits resulted from the IOBOC purchase and the rest of the increase in deposits was due to a promotional TCD program in the first quarter of 1995.

The following table summarizes key performance indicators pertaining to the Company's operating results. Average balances are computed using daily averages.


                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                 --------------------            --------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           1995        1994                1995        1994
                                                 ---------   --------            --------    --------
Return on average assets (1)                       (0.76)%      0.49%              (0.04)%      0.63%
  as adjusted for restructuring items (2)           0.08%                           0.26%
Return on average shareholders' equity (1)         (7.96)%      5.83%              (0.41)%      7.69%
  as adjusted for restructuring items (2)           0.86%                           2.66%
Net income (loss)                               $   (908)    $    502            $  (133)    $  1,886
Earnings (loss) per share                       $  (0.12)    $   0.07            $ (0.02)    $   0.39
Total average assets                            $ 472,612    $404,724            $455,091    $403,130

____________________

(1) Annualized

(2) Restructuring items:
      loss on securities                        $     620                        $    620
      loss on fixed assets                            109                             109
      noninterest expense                             948                             948
                                                 --------                        --------
                                                    1,677                           1,677
                                                 --------                        --------
      net of taxes                              $   1,006                        $  1,006
                                                =========                        ========


RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income increased $499 thousand to $5.7 million for the quarter ended September 30, 1995, from $5.2 million for the same quarter a year ago. Most of the increase is due to higher average balances, principally average loans outstanding, which increased $82.9 million over the third quarter of 1994 largely due to the purchase of IOBOC loans. The increase in average loans was offset by lower average balances for investment securities and Federal funds sold, which decreased by $20.0 million and $6.0 million, respectively. The decrease in investment securities in the third quarter of 1995 reflects the sale of approximately $27 million of available-for-sale securities and the maturity of approximately $6.0 million and $2.4 million of securities classified as available-for-sale and held-to-maturity, respectively, whereas during the third quarter of 1994 only $2.5 million of securities matured. Average yields on earning assets for the third quarter of 1995 increased by 90 basis points to 8.39% from 7.49% for the third quarter of 1994.

However, the Company's net interest margin decreased 31 basis points from 5.74% to 5.43% for the third quarter ended September 30, 1995, and 1994, respectively. Higher average interest rates, 4.05% as compared to

2.43%, on higher average balances for TCDs, $155.9 million as compared to $78.6 million, resulted in the lower margin.

The $48.3 million increase in average earning assets between September 30, 1994, and September 30, 1995, is primarily due to the loans purchased from IOBOC. The increase in the national prime rate from 7.75% at September 30, 1994, to 8.75% at September 30, 1995, contributed to the increase in loan yields. The average yield on loans, including the effect of the interest rate swaps, was 9.92% for the nine months ended September 30, 1995, up 73 basis points from 9.19% for the same period in 1994. During September 1995, the Company sold approximately $27 million of its investment securities classified as available-for-sale. The Company plans to use the proceeds from this sale to fund anticipated loan growth and to strengthen the Bank's funding mix. Currently, funds raised through the securities sale have been invested in overnight Federal funds.

The Company's net interest margin for the nine months ended September 30, 1995 decreased compared to the same period in 1994 despite an increase in earning assets and loan yields due to an increase in interest expense. Most of the increase in interest expense can be attributed to a $408 thousand nonrecurring interest adjustment during the first quarter of 1995 relating to the Company's deferred compensation plans, and to the increase in TCD balances and rates compared to the prior year. The increase in deposit rates can be attributed to the increase in overall market rates from the prior year, and to the higher rates offered through a deposit promotion in the first quarter of 1995. The average balance of TCDs increased by $62.9 million to $144.1 million for the nine months ended September 30, 1995, from
$81.2 million for the nine months ended September 30, 1994.   The average
cost of funds on TCDs increased from 3.62 % in 1994 to 5.85% for the nine
months ended September 30, 1995.   The Company lowered the average rates on
the promotional TCDs from 7.20% to approximately 5.89% and retained approximately 70% of the promotional TCDs that matured in September 1995.

NET INTEREST INCOME

The following tables present, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interet-bearing liabilities. Average balances are average daily balances. Nonaccrual loans are included in total average loans outstanding.

The Company's primary source of revenue is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other funds. The Company's net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities and by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The tables below set forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in average interest rates (rate) and changes in average asset and liability balances (volume). The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of absolute dollar amounts in each.

                                           QUARTER ENDED               QUARTER ENDED
                                         SEPTEMBER 30, 1995          SEPTEMBER 30, 1994
                                     ---------------------------  --------------------------
                                                         YIELD/                       YIELD
                                     AVG. BAL. INTEREST  RATE(1)  AVG. BAL. INTEREST  RATE(1)    RATE    VOLUME
                                     --------  --------  -------  --------   -------  ------   --------  -------
 Loans, net of deferred fees(2)      $285,502   $7,090    9.85%   $202,108   $4,839    9.50%   $    185  $2,067
 Investment securities                124,363    1,618    5.16%    144,602    1,798    4.93%        454    (634)
 Federal funds sold and other           5,880       88    5.93%     12,113      137    4.50%        195    (245)
                                     --------   ------    ----    --------   ------    ----    --------  ------
Total interest earning
  assets/interest income              415,745    8,796    8.39%    358,823    6,774    7.49%        871   1,150
                                     --------   ------    ----    --------   ------    ----    --------  ------
Noninterest earning assets             56,867                       45,901
                                     --------                     --------
     Total assets                    $472,612                     $404,724
                                     ========   ======    ====    ========   ======    ====    ========  ======
 DEPOSITS                            $291,075   $2,992    4.08%   $245,401   $1,501    2.43%   $  1,170  $  321
 Other interest-bearing liabilities     5,405      115    8.45%      4,682       83    7.06%         18      14
                                     --------   ------    ----    --------   ------    ----    --------  ------
     Total interest-bearing
      liabilities/interest expense    296,480    3,107    4.16%    250,083    1,584    2.51%      1,188     335
                                     --------   ------    ----    --------   ------    ----    --------  ------
Demand deposits                       129,417                      119,422
Other liabilities                       1,465                        1,039
Shareholders' equity                   45,250                       34,180
                                     --------                     --------
     Total liabilities and equity    $472,612                     $404,724
                                     ========   ======    ====    ========   ======    ====    ========  ======
  Net interest income/net
   interest margin                              $5,689    5.43%              $5,190    5.74%   $ (1,533) $2,032
                                     ========   ======    ====    ========   ======    ====    ========  ======


----------------------

(1)  Annualized.

(2) Includes loans on nonaccrual status of approximately $1.8 million and $0.9 million at September 30, 1995 and 1994, respectively. The amounts of interest income foregone on loans that were on nonaccrual status were approximately $42 thousand and $14 thousand for the quarter ended September 30, 1995 and 1994, respectively. Interest income on loans includes amortization of net loan fees of approximately $208 thousand and $157 thousand for the quarter ended September 30, 1995 and 1994, respectively. Additionally, net interest (expense) of ($203) thousand and ($26) thousand relating to the interest rate swap agreements was included in interest income on loans for the quarter ended September 30, 1995 and 1994, respectively.

                                                        NINE MONTHS ENDED
                                     -------------------------------------------------------
                                         SEPTEMBER 30, 1995          SEPTEMBER 30, 1994
                                     ---------------------------  --------------------------
                                                         YIELD/                       YIELD
                                     AVG. BAL. INTEREST  RATE(1)  AVG. BAL. INTEREST  RATE(1)    RATE    VOLUME
                                     --------  --------  -------  --------   -------  ------   --------  -------
 Loans, net of deferred fees(2)      $253,163  $18,790    9.92%   $204,805  $14,071    9.19%   $  1,188   $3,531
 Investment securities                128,062    5,060    5.28%    138,405    5,379    5.20%        129     (448)
 Federal funds sold and other          16,401      727    5.93%      6,108      189    4.13%        111      428
                                     --------  -------    ----    --------   ------    ----    --------    -----
Total interest earning
  assets/interest income              397,626   24,577    8.26%    349,318   19,639    7.52%      2,053    2,885
                                     --------  -------    ----    --------   ------    ----    --------    -----
Noninterest earning assets             57,465                       53,812
                                     --------                     --------
      Total assets                   $455,091                     $403,130
                                     ========  =======    ====    ========   ======    ====    ========   ======

 Deposits                            $277,418  $ 8,221    3.96%   $245,047   $4,457    2.43%   $  3,111  $   653
 Other interest-bearing liabilities     9,440      919   13.02%      6,110      238    5.20%        500      181
                                     --------  -------   -----    --------   ------    ----    --------   ------
     Total interest-bearing
      liabilities/interest expense    286,858    9,140    4.26%    251,157    4,695    2.50%      3,698      747
                                     --------  -------    ----    --------   ------    ----    --------   ------
Demand deposits                       122,092                      116,810
Other liabilities                       2,274                        2,383
Shareholders' equity                   43,867                       32,780
                                     --------  -------    ----    --------   ------    ----    --------   ------
     Total liabilities and equity    $455,091                     $403,130
                                     ========  =======    ====    ========   ======    ====    ========   ------
  Net interest income/net
   interest margin                             $15,437    5.19%             $14,944    5.72%   $ (2,020)  $2,512
                                     ========  =======    ====    ========   ======    ====    ========   ======


----------------------

(1)  Annualized.

(2) Includes loans on nonaccrual status of approximately $1.8 million and $0.9 million at September 30, 1995 and 1994, respectively. The amounts of interest income foregone on loans that were on nonaccrual status were approximately $167 thousand and $288 thousand for the nine months ended September 30, 1995 and 1994, respectively. Interest income on loans includes amortization of net loan fees of approximately $569 thousand and $444 thousand for the nine months ended September 30, 1995 and 1994, respectively. Additionally, net interest (expense) income of ($727) thousand and $320 thousand relating to the interest rate swap agreements was included in interest income on loans for the nine months ended September 30, 1995 and 1994, respectively.

PROVISION FOR LOAN LOSSES

During the third quarter of 1995, the Company recorded a $900 thousand provision for loan losses. Management took this action to provide against the impact on the collateral of a few large commercial real estate loans in the weak Southern California commercial real estate market, approximately $600 thousand of additional loan loss provision.

The Company's provision for loan losses was $1.2 million in the first nine months of 1995. Gross loan charge-offs totaled $2.4 million and recoveries totaled $637 thousand during this period. The net increase in the allowance for loan losses from $5.3 million at year-end 1994 to $5.4 million at September 30, 1995, also reflects the addition of $617 thousand relating to the purchase of IOBOC loans during the second quarter. Nonaccrual loans increased from $1.6 million at year-end 1994 to $1.8 million at September 30, 1995. Net loan charge-offs for the first nine months of 1994 were $4.6 million. The Company reduced the allowance for possible loan losses by $850 thousand in the third quarter of 1994 due to a sale of classified loans outstanding at September 30, 1994. (Please refer to NOTE 3 - LOANS.)

NONINTEREST INCOME

The following tables set forth the major components of noninterest income for the period indicated:



                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                         --------------------------------------------------

                                                             1995      RESTRUCTURING     1995, NET    1994
                                                             ----      -------------     ---------    ----
(IN THOUSANDS)
Service charges on deposit accounts                        $  449      $     --           $   449    $  408
Other fees and charges                                        813            --               813     1,138
Net gain (loss) on sales of investment securities            (620)              (620)        --        --
Net gains on sales of loans                                   148            --               148      --
Net gain (loss) on sales of fixed assets                     (107)              (109)           2         1
Life insurance income                                          53            --                53      --
Other income                                                   33            --                33        40
                                                          --------     --------------     -------    ------
             Total noninterest income                      $  769      $        (729)     $ 1,498    $1,587
                                                          ========     ==============     =======    ======



                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                         --------------------------------------------------

                                                             1995      RESTRUCTURING     1995, NET    1994
                                                             ----      -------------     ---------    ----
(IN THOUSANDS)
Service charges on deposit accounts                        $1,292      $     --           $ 1,292    $1,283
Other fees and charges                                      2,350            --             2,350     3,385
Net gain (loss) on sales of investment securities            (620)              (620)        --          17
Net gains on sales of loans                                   148            --               148       215
Net gain (loss) on sales of fixed assets                     (107)              (109)           2       454
Life insurance income                                         460            --               460        33
Other income                                                  209            --               209       111
                                                          --------     --------------     -------    ------
             Total noninterest income                      $3,731      $        (729)     $ 4,460    $5,498
                                                          ========     ==============     =======    ======


During the third quarter 1995, the Company implemented a restructuring plan. In connection with the restructuring plan, the Company recorded losses on fixed assets for approximately $109 thousand that it expects to incur from the sales of branches and realized a loss of approximately $620 thousand from the sale of $27 million of securities from its available-for-sale investment portfolio. The Company also realized a gain of approximately $148 thousand on the sale of $2.0 million of loans. As adjusted for these losses, noninterest income for the third quarter of 1995 was approximately $1.5 million, a decrease of $88 thousand from the third quarter of 1994. Most of the adjusted decrease is in other fees and charges, which is due to declines in merchant bankcard income of $253 thousand, and lower charges for returned checks and NSF items for $72 thousand. Offsetting these decreases were increases in service charges on deposit accounts, a gain on sale of loans, and insurance income. The Company settled several months' service charges with a large commercial customer for $45 thousand in the third quarter of 1995; the customer has subsequently transferred its business to another bank. During the third quarter of 1995, the Company recorded an adjustment for $53 thousand to the 1995 cash surrender values of life insurance policies it maintains in connection with its deferred compensation plans. Last year, the Company recorded this adjustment in the second quarter.

Noninterest income, as adjusted for restructuring losses, decreased to $4.5 million for the first nine months of 1995 from $5.5 million for the same period in 1994. The decrease in other fees and charges is largely due to the decline in merchant bankcard income. The Bank's largest merchant customer left the Bank during the third quarter of 1994. The reduction in merchant bankcard activity led to a corresponding decrease in merchant bankcard
expense.   The remainder of the decrease in noninterest income can be attributed to other nonrecurring items. The Company received a benefit payment of $407 thousand on corporate owned life insurance in the first quarter of 1995. In the first half of 1994, the Company recorded a $448 thousand gain on sale of its head office facility and gains totaling $215 thousand on the sale of loans.

NONINTEREST EXPENSE

The following table sets forth information by category on the Company's noninterest expense for the periods indicated:

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                              -------------------------------------------------------
                                                1995        RESTRUCTURING       1995,NET        1994
                                               ------       -------------       --------       ------
(IN THOUSANDS)

Salaries and employee benefits                 $3,062           $179             $2,883        $2,468
Occupancy, furniture and equipment              1,492            256              1,236         1,143
Professional fees                                 558             86                472           373
Office supplies                                   316             -                 316           268
Data processing                                   208             -                 208           236
FDIC assessment                                   (17)            -                 (17)          248
Goodwill amortization                             552            427                125            52
Other real estate owned                           142             -                 142           407
Merchant bankcard expense                         132             -                 132           294
Advertising and promotion                         149             -                 149           153
Other operating expense                           249             -                 249           315
                                               ------           ----             ------        ------
   Total noninterest expense                   $6,843           $948             $5,895        $5,957
                                               ======           ====             ======        ======
Annualized noninterest expense as a %
   of average earning assets                                                       5.63%         6.59%


                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                              -------------------------------------------------------
                                                1995        RESTRUCTURING       1995,NET        1994
                                               ------       -------------       --------       ------
(IN THOUSANDS)

Salaries and employee benefits                 $8,282           $179             $8,103        $7,295
Occupancy, furniture and equipment              3,700            256              3,444         3,334
Professional fees                               1,479             86              1,393         1,373
Office supplies                                   824             -                 824           763
Data processing                                   623             -                 623           757
FDIC assessment                                   415             -                 415           758
Goodwill amortization                             706            427                279           158
Other real estate owned                           387             -                 387         1,412
Merchant bankcard expense                         352             -                 352           742
Advertising and promotion                         513             -                 513           436
Other operating expense                           810             -                 810         1,024
                                              -------           ----            -------       -------
   Total noninterest expense                  $18,091           $948            $17,143       $18,052
                                              =======           ====            =======       =======
Annualized noninterest expense as a %
   of average earning assets                                                      5.76%         6.91%


The Company reported noninterest expense of $6.8 million for the third quarter of 1995. This included $948 thousand of restructuring charges for
(1) staff reductions, including branch sales - $179 thousand; (2) closure of an administrative facility and branch lease obligations on branch sales - $256 thousand; (3) accruals for legal and professional fees anticipated for the branch sale transactions - $86 thousand; and (4) write-off of $427 thousand of goodwill associated with one of the branches being sold. As adjusted for restructuring charges, noninterest expense for the third quarter was $5.9 million as compared to approximately $6.0 million for the third quarter of 1994. The net decrease reflects decreases in FDIC assessment, net expenses for OREO, and merchant bankcard expenses offset by increases in salaries and benefits, occupancy, professional fees, and goodwill amortization. In August and September 1995, the Bank received refunds of $288 thousand for excess FDIC premiums paid during the first nine months of 1995 that were partly offset by increased assessments on higher deposit balances resulting from the IOBOC purchase. Additionally, the Bank's FDIC assessment rate has been lowered from 23 cents to 4 cents per $100 of insured deposits. Net OREO expenses decreased by $265 thousand for the quarter ended September 30, 1995 from $407 thousand for the third quarter of 1994. This decrease in expenses corresponds to lower OREO balances: $3.3 million at September 30, 1995, as compared to $6.2 million at September 30, 1994. Merchant bankcard expenses dropped $162 thousand from $294 thousand to $132 thousand for the third quarter ended September 30, 1994 and 1995, respectively. Salaries and benefits, occupancy and goodwill amortization all exceeded the amounts reported for the third quarter 1994 due to the additional offices and staff assumed from IOBOC in April 1995.

The $907 thousand decrease in noninterest expense for the nine months ended September 30, 1995, after adjusting for restructuring charges, compared to the same period in 1994 is primarily due to decreases in FDIC assessment, net expenses for OREO, and merchant bankcard expenses. FDIC assessments decreased by $343 thousand, OREO expense decreased by $1.0 million, and merchant bankcard expense decreased by $390 thousand compared to the first nine months of 1994. The decrease in FDIC assessment resulted primarily from the premium refunds received in August and September 1995. The decrease in OREO expense is due mostly to a $754 thousand reduction in OREO writedowns. The decrease in merchant bankcard expense is due to a decline in merchant card activity following the departure of a significant merchant customer.

The Company has improved its operating efficiencies and achieved lower noninterest expense, as adjusted for the expenses and losses of the Plan, on a larger average earning assets base. As adjusted, noninterest expense as a percentage of average earning assets has decreased 0.96% and 1.15% for the quarter and nine months ended September 30, 1995, respectively, from the prior year's periods.

The following table summarizes the components of salaries and employee benefits for the periods indicated:


                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                       --------------------------------------------------------------
(IN THOUSANDS)                            1995         RESTRUCTURING        1995, NET        1994
                                       ---------       -------------        ---------       --------
Exempt and nonexempt salaries            $ 2,553            $119             $ 2,434         $ 1,981
Incentives and referral awards                52              --                  52             101
Payroll taxes                                169              13                 156             149
Medical and other benefits                   288              47                 241             237
                                         -------            -----             ------         -------
  Total salaries and employee benefits   $ 3,062             179             $ 2,883         $ 2,468
                                         =======            =====            =======         =======
Salaries & benefits/Avg FTE(1)           $51,597            $ --             $48,581         $41,687

(1) Annualized



                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                       --------------------------------------------------------------
(IN THOUSANDS)                            1995         RESTRUCTURING        1995, NET        1994
                                       ---------       -------------        ---------       --------
Exempt and nonexempt salaries            $ 6,574            $119             $ 6,455         $ 5,931
Incentives and referral awards               340              --                 340             151
Payroll taxes                                568              13                 555             511
Medical and other benefits                   800              47                 753             702
                                         -------            -----             ------         -------
  Total salaries and employee benefits   $ 8,282             179             $ 8,103         $ 7,295
                                         =======            =====            =======         =======
Full-time equivalent staff, period end       235              --                 --              234
Salaries & benefits/Avg FTE(1)           $47,030            $ --             $46,014         $41,524

(1) Annualized


The increase in salaries, after adjusting for restructuring charges, for the three and nine month periods ended September 30, 1995, compared to the previous year is due to the addition of the IOBOC corporate banking staff. Average salaries and benefits per full-time equivalent employee ("FTE"), as adjusted for restructuring charges, increased $6 thousand and $5 thousand for the quarter and nine months ended September 30, 1995, over the prior-year periods. The increase in incentives expense for the nine months ended September 30, 1995, is primarily due to payment of 1994 incentives during the first quarter of 1995. The Company had 235 and 234 full-time equivalent staff at September 30, 1995 and 1994, respectively.

OREO EXPENSE

The following table sets forth the components of net OREO expense for the periods indicated:

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                 --------------------            --------------------
(IN THOUSANDS)                                     1995        1994                1995        1994
                                                 ---------   --------            --------    --------
OREO income                                       $ (23)       $ --              $ (56)      $   --
OREO holding expenses                                97          344               293           535
Writedowns                                          --           --                128           882
Net (gains)/losses from sales                        68           62                22            (5)
                                                 ---------   --------            --------    --------
    Total noninterest expense                     $ 142        $ 406             $ 387       $ 1,412
                                                 =========   ========            ========    ========



OREO expense decreased by $265 thousand and $1.0 million for the quarter and nine months ended September 30, 1995, respectively, from the same periods a year ago. Most of the decrease for the quarter is reflected in lower holding costs for OREO properties, which decreased $249 thousand, primarily as the result of fewer OREO properties. The $1.0 million decrease in net OREO holding costs for the nine months ended September 30, 1995, includes $243 thousand of lower OREO holding costs, as well as a decrease in writedowns of OREO properties of $754 thousand from $882 thousand for the nine months ended September 30, 1994, to $128 thousand for the nine months ended September 30, 1995.

FINANCIAL CONDITION

The following table provides a summary comparison of assets and liabilities in the Company's consolidated balance sheets for the dates indicated:

                                                  SEPTEMBER 30,   DECEMBER 31,      AMOUNT       PERCENT
(IN THOUSANDS)                                        1995            1994          CHANGE        CHANGE
                                                  -------------   -----------      --------     --------
ASSETS
Cash and cash equivalents                          $ 64,545         $ 31,118        $ 33,427      107.42%
Investment securities                                96,591          131,881         (35,290)     (26.76)%
Loans, net                                          272,949          202,072          70,877       35.08%
Premises and equipment, net                          10,088           10,254            (166)      (1.62)%
Other real estate owned, net                          3,273            5,837          (2,564)     (43.93)%
Accrued interest receivable                           2,557            4,330          (1,773)     (40.94)%
Other assets                                         18,224           13,063           5,161       39.51%
                                                   --------         --------        --------      -------
  TOTAL ASSETS                                     $468,227         $398,555        $ 69,672       17.48%
                                                   ========         ========        ========      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing deposits                     $133,540         $118,020        $ 15,520       13.15%
  Interest-bearing demand & savings deposits        133,550          147,302         (13,752)      (9.34)%
  Time certificates of deposit                      148,512           74,617          73,895       99.03%
                                                   --------         --------        --------      -------
         Total deposits                             415,602          339,939          75,663       22.26%
                                                   --------         --------        --------      -------
Borrowed funds and other
  interest-bearing liabilities                        6,566           13,621          (7,055)     (51.80)%
Accrued interest payable and other liabilities        1,380            3,151          (1,771)     (56.20)%
Total Shareholders' Equity                           44,679           41,844           2,835        6.78%
                                                   --------         --------        --------      -------
  TOTAL LIABILITIES
    AND SHAREHOLDERS' EQUITY                       $468,227         $398,555        $ 69,672       17.48%
                                                   ========         ========        ========      =======

TOTAL ASSETS

Total assets increased by $69.7 million, or 17.48%, from $398.6 million at year-end 1994 to $468.2 million at September 30, 1995. The increase in assets was largely due to the purchase of loans from IOBOC.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and overnight investment of excess cash balances as Federal funds sold. The Company maintains balances at correspondent banks adequate to cover daily inclearings and other charges. In accordance with Federal regulations, reserve balances of $3.3 million were maintained in the form of deposits with the Federal Reserve Bank at September 30, 1995.

Cash and cash equivalents increased $33.4 million from $31.1 million at year end 1994 to $64.5 million at September 30, 1995. Most of the increase is comprised of $27.8 million of overnight investments in Federal funds sold from the proceeds of the Company's sale of certain securities from its available-for-sale investment portfolio as part of its restructuring plan.

LOANS

The Company provides a full range of credit products designed to meet the credit needs of borrowers in its service area. The Company engages in medium-term commercial real estate loans secured by commercial properties, commercial loans, term financing, SBA loans, and consumer loans principally in the form of home equity lines of credit, vehicle loans, and loans to high net worth individuals. Additionally, the Company has added construction loan products principally for entry level housing and owner-user commercial industrial properties. Construction loans outstanding at September 30, 1995, were $2,356,305.

Please refer to NOTE 3 - LOANS as a basis for the following discussion of changes in the Company's loan portfolio from December 31, 1994 to September 30, 1995.

COMMERCIAL LOANS. Commercial loans totaled $124.2 million or 44.57% of total loans and $79.4 million or 38.22% of total loans at September 30, 1995, and December 31, 1994, respectively. Most of the increase of $44.8 million resulted from the purchase of $37.2 million of commercial loans from IOBOC in the second quarter of 1995. As adjusted for the purchased loans, commercial and industrial loans increased $7.6 million or 9.61% from year end 1994.
Most of the Bank's commercial borrowers and customers are small to medium size businesses and professionals. Most of the commercial loans are short term, are reviewed and renewed annually, and bear a floating rate of interest. Approximately 65% of the commercial loan portfolio is secured. Collateral for these loans consists of accounts receivable, inventories, equipment, and other business assets, including real estate. At September 30, 1995, $32.3 million or 11.58% of total loans were secured by accounts receivable as compared to $26.0 or 12.53% of loans at December 31, 1994. Commercial loans secured by real estate were $22.5 million or 8.09% at September 30, 1995, as compared to $13.7 million or 6.60% of loans at December 31, 1994. In 1994, the Company began participating in government-insured lending programs, including SBA loans. At September 30, 1995, the Company reported $1.4 million of SBA loans.

REAL ESTATE CONSTRUCTION LOANS. Real estate construction loans comprised $2.4 million or 0.85% of outstanding loans at September 30, 1995.
Construction loans were not part of the Bank's previous market strategy. However, during the first quarter of 1995, the Bank created a Real Estate

Industries Department and appointed an experienced real estate lender to manage the department. Going forward, the Bank plans to conservatively enter the recovering real estate market and to offer construction financing on quality projects.

REAL ESTATE MORTGAGE LOANS. Real estate mortgage loans comprised $99.4 million or 35.67% of the total loan portfolio at September 30, 1995, as compared to $83.7 million or 40.31% of the total loans outstanding at year end 1994. Approximately $16.8 million of real estate loans were purchased from IOBOC. Therefore, adjusted real estate loans have decreased $1.1 million or 1.28% since year end. This decrease resulted from deliberate actions by the Bank's management to reduce the concentration of real estate loans in the Bank's loan portfolio. During 1994, the Bank limited new real estate loans to existing borrowers who were owner/users or to new borrowers who provided a new major banking relationship and demonstrated adequate cash flows. All new real estate borrowers must provide financial reporting that meets FDICIA standards and the loans must have conservative loan to value ratios. Approximately 80% of the Bank's real estate loans are secured by first trust deeds; and approximately 50% are to owner/users.

CONSUMER LOANS. Approximately $52.7 million or 18.91% of the loan portfolio was made up of consumer loans at September 30, 1995. At September 30, 1995, $30.6 million or 11.00% of total loans were comprised of home equity loans and home equity lines of credit. Vehicle loans comprised approximately $12.8 million of outstanding consumer loans at September 30, 1995. Approximately $5.2 million of consumer loans outstanding at September 30, 1995 consisted of a successful new loan product, "Loans to High Net Worth Individuals," which was acquired from IOBOC and has been integrated into the Bank's portfolio of products. The levels of consumer loans at period ends may fluctuate and may not necessarily be representative of average levels experienced during the respective periods due to the timing of advances and payments made on such loans by borrowers.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table sets forth the maturity distribution of the Company's loan portfolio (excluding consumer and nonaccrual loans) at September 30, 1995, based on remaining scheduled principal repayments:

                                                     MATURING IN
                                ----------------------------------------------------
                                                     OVER ONE
                                  ONE YEAR         YEAR THROUGH           OVER
(GROSS LOANS, IN THOUSANDS)        OR LESS          FIVE YEARS          FIVE YEARS         TOTAL
                                ------------      --------------       -------------     ----------
Real estate                       $19,236           $ 65,153              $13,639         $ 98,028
Commercial                         74,286             41,087                8,447          123,820
Construction                          747              1,609                 --              2,356
                                ------------      --------------       -------------     ----------
    Total                         $94,269           $107,849              $22,086         $224,204
                                ============      ==============       =============     ==========


The following table sets forth sensitivity of the amounts due to changes in interest rates for the Company's loan portfolio (excluding consumer and nonaccrual loans) at September 30, 1995:



                                                    REPRICING IN
                                ----------------------------------------------------
                                                     OVER ONE
                                  ONE YEAR         YEAR THROUGH           OVER
(GROSS LOANS, IN THOUSANDS)        OR LESS          FIVE YEARS          FIVE YEARS         TOTAL
                                ------------      --------------       -------------     ----------
Fixed interest rates              $ 16,418          $ 48,534              $10,748         $ 75,700
Variable interest rates            148,504              --                   --            148,504
                                ------------      --------------       -------------     ----------
    Total                         $164,922          $ 48,534              $10,748         $224,204
                                ============      ==============       =============     ==========

The amounts reported in the categories in the tables do not reflect loan prepayments or other factors which may cause the loans to react in different degrees and at different times to changes in market interest rates.

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

ASSET QUALITY

The Company analyzes the adequacy of the collateral securing all loans quarterly. Impaired loans for $9.5 million had been identified as of September 30, 1995, in accordance with the provisions of Statements of Financial Accounting Standards Nos. 114 and 118. These loans have been reported in the balance sheets at their fair values based on the appraised value of the collateral, including estimated estimated disposal costs. All nonaccrual loans are classified as impaired. At September 30, 1995, the Company had $6 thousand of loans past due 90 days or more past due and still accruing interest.

Nonaccrual loans by category are summarized below:

                                                 SEPTEMBER 30,             DECEMBER 31,
(IN THOUSANDS)                                       1995                      1994
                                                 -------------             ------------
Commercial                                          $  406                    $  283
Real estate, construction                              -                         -
Real estate, mortgage                                1,116                       930
Consumer                                               307                       399
                                                 -------------             ------------
     Total nonaccrual loans                         $1,829                    $1,612
                                                 =============             ============

Delinquent loans (past due 30 to 89 days) by category are summarized below:

                                                 SEPTEMBER 30,             DECEMBER 31,
(IN THOUSANDS)                                       1995                      1994
                                                 -------------             ------------
Commercial                                           $609                     $  998
Real estate, construction                              -                          -
Real estate, mortgage                                 153                      2,089
Consumer                                              162                        416
                                                 -------------             ------------
     Total nonaccrual loans                          $924                     $3,503
                                                 =============             ============
Percentage of total gross loans:
   Nonaccrual loans                                  0.66%                      0.78%
   Delinquent loans, still accruing interest         0.33%                      1.69%
   Nonaccrual and delinquent loans                   0.99%                      2.47%


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


OTHER REAL ESTATE OWNED
Real estate acquired in satisfaction of debts includes properties acquired through foreclosures and, in 1994, properties that have been determined to be in-substance repossessions. These properties are carried at the lower of cost or net fair value. The difference between the fair value of the real estate collateral, net of any estimated disposal costs, and the loan balance is reflected through the allowance for loan losses as a loan charge-off. Subsequent declines in the fair value of the property, routine holding costs, net of any income, and net gains or losses on disposal are included in noninterest expense.

Activity in OREO for the periods indicated is as follows:

                                                  NINE MONTHS    FISCAL YEAR
                                                      ENDED         ENDED
                                                  SEPTEMBER 30,  DECEMBER 31,
(IN THOUSANDS)                                        1995           1994
                                                  -------------  -------------
Balance, beginning of period                        $ 5,837         $ 6,133
  Additions                                           1,421           3,585
  Sales                                              (3,857)         (2,699)
  Valuation and other adjustments                      (128)         (1,182)
                                                    -------         -------
Balance, end of period                              $ 3,273         $ 5,837
                                                    =======         =======

The OREO portfolio at September 30, 1995 consisted of five properties valued at $3.3 million. In October 1995, two of the properties were sold for a net gain of $145,000. The Company is actively marketing the remaining OREO properties.

DEPOSITS
Total deposits increased by $75.7 million, or 22.26%, from $339.9 million at year-end 1994 to $415.6 million at September 30, 1995. Noninterest-bearing deposits increased $15.5 million, and interest-bearing deposits increased, net, $60.1 million from year-end 1994. The increase in deposits is due to the funding raised for the IOBOC purchase of loans and deposits. Time certificates of deposit increased from 22.06% of total average deposits at year-end 1994, to 36.07% of total average deposits at September 30, 1995.

                                NINE MONTHS ENDED                  FISCAL YEAR ENDED
                               SEPTEMBER 30, 1995                  DECEMBER 31, 1994
                        -------------------------------     -------------------------------
(IN THOUSANDS)          AVG. BAL.   RATE(1)  % OF TOTAL     AVG. BAL.   RATE(1)  % OF TOTAL
                        ---------   -------  ----------     ---------   -------  ----------
Demand deposits         $122,092                30.56%      $118,066                32.58%
NOW/MMDA                  76,543     1.80%      19.16%       121,338     1.60%      33.48%
Savings                   56,761     2.08%      14.21%        43,039     2.30%      11.88%
TCDs                     144,114     5.85%      36.07%        79,937     3.80%      22.06%
                        --------               -------      --------               -------
  Deposits              $399,510               100.00%      $362,380               100.00%
                        ========               =======      ========               =======


(1) Annualized

The Company purchased approximately $19.8 million of noninterest bearing demand deposits from IOBOC in the second quarter of 1995. Since the purchase, IOBOC demand deposits have decreased $4.7 million, primarily due to a significant reduction in balances maintained by a large commercial customer. Most of the IOBOC customer base has been retained. Demand deposits, net of the effects of the IOBOC purchase, have remained flat since year end 1994.

Interest-bearing demand and savings accounts have decreased $22.9 million or 15.6% since year end 1994, after adjusting for the acquired IOBOC deposits. Much of the decrease represents a shift in the Company's deposit mix as customers have transferred lower yielding savings and idle MMDA balances into higher rate certificates of deposit, which have increased 27.3% since year end on an adjusted basis.

During the first quarter of 1995, the Company introduced a promotional time certificates of deposit program. This program proved to be highly successful, procuring in excess of $70 million in 7 to 12 month TCDs. The majority of the TCDs, approximately $52.6 million, matured during a two week period from August 31, 1995, to September 15, 1995. The Company retained $36.2 million or about 70% of the maturing TCDs at an average rate of 5.89%, with maturities ranging from 7 months to 15 months. Approximately another $20 million of promotional TCDs will mature by February 1996.

The following table sets forth the maturities of the Company's time certificates of deposit outstanding at the dates indicated:


                                                              SEPTEMBER 30, 1995
                                                                  MATURING IN
                                 -----------------------------------------------------------------------------
                                                    OVER THREE         OVER SIX
                                 THREE MONTHS     MONTHS THROUGH     MONTHS THROUGH        OVER
(IN THOUSANDS)                      OR LESS         SIX MONTHS        TWELVE MONTHS    TWELVE MONTHS      TOTAL
                                 ------------     --------------     --------------    -------------    --------

Under $100,000                     $ 7,891           $11,814             $65,779          $18,055       $103,539
$100,000 and over                    9,711             7,794              20,804            6,664         44,973
                                   -------           -------             -------          -------       --------
     Total                         $17,602           $19,608             $86,583          $24,719       $148,512
                                   =======           =======             =======          =======       ========





                                                              DECEMBER 31, 1994
                                                                  MATURING IN
                                 -----------------------------------------------------------------------------
                                                    OVER THREE         OVER SIX
                                 THREE MONTHS     MONTHS THROUGH     MONTHS THROUGH        OVER
(IN THOUSANDS)                      OR LESS         SIX MONTHS        TWELVE MONTHS    TWELVE MONTHS      TOTAL
                                 ------------     --------------     --------------    -------------    --------

Under $100,000                     $16,467           $ 9,541             $ 9,905          $ 9,497        $45,410
$100,000 and over                   15,806             6,249               4,532            2,620         29,207
                                   -------           -------             -------          -------       --------
     Total                         $32,273           $15,790             $14,437          $12,117        $74,617
                                   =======           =======             =======          =======       ========



ASSET/LIABILITY MANAGEMENT

The objective of asset/liability management is to reduce the Company's exposure to interest rate fluctuations. The Company seeks to achieve this objective by matching its interest sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. Generally, if rate sensitive assets exceed rate sensitive liabilities, the net interest income will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment. When rate sensitive liabilities exceed rate sensitive assets, the net interest income will generally be positively impacted during a declining rate environment and negatively impacted during a rising rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

The following table sets forth information concerning the Company's rate sensitive assets and rate sensitive liabilities as of September 30, 1995. Such assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms.

Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market interest rates. Also, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear in the table.

The following table sets forth information concerning the Company's rate-sensitive liabilities at September 30, 1995. Such assets and liabilities are classified by the earlier of maturity or repricing date.


                                                             THREE MONTHS       ONE YEAR
                                          THREE MONTHS         THROUGH           THROUGH           OVER
(IN THOUSANDS)                               OR LESS        TWELVE MONTHS       FIVE YEARS      FIVE YEARS       TOTAL
                                          ------------      -------------       ----------      ----------     ---------

INTEREST-EARNING ASSETS
  Federal funds sold                      $ 27,800           $    -              $    -           $    -         $ 27,800
  Investment securities                      2,428              7,094              84,976            3,053         97,551
  Loans (1)                                179,032             21,074              62,500           14,264        276,870
  Interest rate swap                            -                  -               75,000               -          75,000
                                          --------            -------            --------          -------       --------
     Total interest-earning assets        $209,260           $ 28,168            $222,476         $ 17,317       $477,221
                                          ========            =======            ========         ========       ========

INTEREST-BEARING LIABILITIES
  Interest-bearing demand and
    savings deposits                      $133,550           $     -             $     -          $     -        $133,550
  Time certificates of deposit              17,601            106,192              24,682               37        148,512
  Other borrowings and interest-
    bearing liabilities                      6,566                 -                   -                -           6,566
  Interest rate swap                        75,000                 -                   -                -          75,000
                                          --------           --------            --------         --------       --------
     Total interest-bearing liabilities   $232,717           $106,192            $ 24,682         $     37       $363,627
                                          ========           ========            ========         ========       ========

Interest rate sensitivity gap             $(23,457)         $ (78,024)           $197,794         $ 17,280
Cumulative interest rate sensitivity gap   (23,457)          (101,481)             96,313          113,593
Cumulative interest rate sensitivity gap
  as a percentage of total interest-
  earning assets                             -4.92%            -21.26%              20.18%           23.80%

____________________________________________
(1) Loans exclude nonaccrual loans of $1,829


At September 30, 1995, the Company's rate sensitive balance sheet was shown to be in a negative gap position. The gap between assets and liabilities that reprice within 3 months was $23.5 million or 4.92% of assets. The cumulative negative gap increases to $101.5 million or 21.26% of total assets that mature or reprice within one year. After one year, the gap turns positive. The table above implies that the Company's earnings would be reduced in the short-term if interest rates rise. However, repricing of the Company's interest-bearing demand and savings deposits generally lags repricing on the Company's variable rate loan portfolio.

During the declining rate environment in 1992 and 1993, the Company entered into a $50 million 5-year interest rate swap agreement in September 1993 and a $25 million 3-year interest rate swap agreement in January 1994, in order to stabilize interest income from the Company's variable rate loan portfolio. The terms of these swap agreements require the Company to pay a floating rate of interest tied to three-month LIBOR, and to receive fixed rates of interest of 4.87% and 5.04% for swap #1 and swap #2, respectively. The Company's combined break-even point on both swap agreements is approximately 4.92%. Since the fourth quarter of 1994, three-month LIBOR has exceeded the Company's break-even point, so that interest expense on the swap agreements has exceeded interest income. Net interest expense on the swaps for the nine months ended September 30, 1995 was $751.2 thousand, as compared to net interest income of $320 thousand for the nine months ended September 30, 1994.

The Company's held-to-maturity investment portfolio consists primarily of fixed-rate mortgage-backed securities with final maturities principally of four to six years. Cash flows from these securities help to reduce the impact of the Company's short-term negative gap.

LIQUIDITY

Liquidity management involves the Company's ability to meet the cash flow requirements of its customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Company's liquid assets consist of cash and cash equivalents, and investment securities, excluding those pledged as collateral and those classified as held-to-maturity. It is the Company's policy to maintain a liquidity ratio (liquid assets to liabilities) of between 25% and 50%, and to limit loans to no more than 75% to 85% of deposits. At September 30, 1995, the Company's ratios were well within these guidelines: liquidity was 33.0% and gross loans to deposits was 67.1%.

The Company maintains short-term sources of funds to meet periodic planned and unplanned increases in loan demand and deposit withdrawals and maturities. The initial source of liquidity is the excess funds sold daily to other banks in the form of Federal funds. Besides cash and cash equivalents, the Company maintains a portion of its investment securities portfolio as available-for-sale. Available-for-sale securities can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. As part of its restructuring plan, the Company liquidated a portion of its available-for-sale investment securities portfolio during the quarter ended September 30, 1995. These securities sales were undertaken to provide a funding source for future loan growth, and to strengthen the Bank's funding mix. The Company's liquid assets were $136.1 million at September 30, 1995, up from $125.3 million at December 31, 1994.

Secondary sources of liquidity include reverse repurchase arrangements to borrow cash for short to intermediate periods of time using the Company's available-for-sale securities as collateral and Federal funds lines of credit that allow the Company to temporarily borrow an aggregate of up to $25.0 million from three commercial banks. At September 30, 1995, the Company had approximately $23.4 million in unpledged securities that could be used for reverse repurchases. During the nine months ended September 30, 1995, the largest amount of funds so borrowed was $20.6 million. Federal funds arrangements with correspondent banks are subject to the terms of the individual arrangements and may be terminated at the discretion of the correspondent bank. Federal funds purchases of up to $5.0 million and $17.3 million were borrowed during the quarter and nine months ended September 30, 1995, respectively.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset risk profile and off balance sheet exposures, such as unused loan commitments and standby letters of credit. The regulations require that a portion of total capital be core, or Tier 1, capital consisting of common stockholders' equity and perpetual preferred stock, less goodwill and certain other deductions, with the remaining, or Tier 2, capital consisting of other elements, primarily subordinated debt, mandatory convertible debts, and grandfathered senior debt, plus the allowance for loan losses, subject to certain limitations. As of December 1992, the risk-based capital rules were further supplemented by a leverage ratio, defined as Tier 1 capital divided by quarterly average assets after certain adjustments. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate exposure), excellent asset quality, high liquidity, and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4 to 5 percent, depending on their particular condition and growth plans. Higher capital ratios can be mandated by the regulators if warranted by the particular circumstances or risk profile of a banking organization. In the current regulatory environment, banking companies must stay "well capitalized", as defined in the banking regulations, in order to receive favorable regulatory treatment on acquisitions and favorable risk-based deposits insurance assessments. Management seeks to maintain capital ratios in excess of the regulatory minimums. Prior to December 1994, the Bank was required to attain a minimum leverage ratio of 7.0% under the conditions of a Memorandum of Understanding ("MOU") the Bank entered into with the FDIC and the California State Banking Department in November 1993. The FDIC and State Banking Department released the Bank from the MOU effective February 15, 1995. As of September 30, 1995, the capital ratios of the Company and the Bank exceeded the "well capitalized" thresholds prescribed in the rules.

The following table sets forth the Company's and the Bank's risk-based capital and leverage ratios at September 30, 1995:

                                     COMPANY                          BANK
                            -------------------------        ----------------------
(IN THOUSANDS)               AMOUNT              %            AMOUNT           %
                            ---------         -------        ---------       ------
Leverage ratio               $40,994           8.67%          $38,569         8.16%
  Regulatory minimum          18,904           4.00%           18,904         4.00%
  Excess                      22,090           4.67%           19,665         4.16%
Risk-based ratios
  Tier 1 capital             $40,994(a)       11.25%(b)       $38,569(a)     10.58%(b)
  Tier 1 minimum              14,573           4.00%(c)        14,582         4.00%(c)
  Excess                      26,421           7.25%           23,987         6.58%

  Total capital              $45,558(d)       12.50%(b)       $43,135(d)     11.83%(b)
  Total capital minimum       29,146           8.00%           29,164         8.00%
  Excess                      16,412           4.50%           13,971         3.83%

------------
(a) Includes common shareholders' equity (excluding unrealized losses on available-for-sale securities) less goodwill. The Tier 1 capital ratio is adjusted for the disallowed portion of deferred tax assets, if applicable.

(b) Risk-weighted assets of $364.3 million and $364.5 million were used to compute these percentages.

(c) Insured institutions, such as the Bank, must maintain a Tier 1 capital ratio of at least 4% or 6%, and a Total capital ratio of at least 8% or 10% in order to be categorized "adequately capitalized" or "well capitalized", respectively.

(d) Tier 1 capital plus the allowance for loan losses, limited to 1.25% of total risk-weighted assets.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable

Item 5.   Other Information
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          Not Applicable

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:          10 November, 1995              SC BANCORP

                                              (Registrant)

                                               By: /s/ BRUCE ROAT
                                                   ---------------------------
                                                   Bruce Roat
                                                   E.V.P./C.F.O.
                                                   (Principal Financial and
                                                   Accounting Officer)