Form 10-K405
period 1995-12-31
SC BANCORP
filed 1996-04-01
CIK 351617

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT to SECTION 13 or 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

        For the year ended December 31, 1995.   Commission File Number 0-11046

                                      SC BANCORP

               (Exact name of registrant as specified in its charter)

California                                              95-3585586
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

3800 E. La Palma Ave., Anaheim, California              92807-1798
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (714) 238-3110

           Securities registered pursuant to Section 12 (b) of the Act:

                                                        Name of each exchange
Title of each class                                     on which registered
- -------------------                                     -------------------
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

           YES. [X]  NO. [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K   [x].

There were 7,472,805 shares of common stock for the registrant issued and outstanding as of March 25, 1996. The aggregate market value of the voting stock, based on the closing price of the stock on the American Stock Exchange on March 25, 1996, held by nonaffiliates of the registrant was approximately $44,451,062.

                         DOCUMENTS INCORPORATED BY REFERENCE
The registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed within 120 days after the fiscal year ended December 31, 1995, is incorporated by reference into
Part III of this Form 10-K.

                                      SC BANCORP

                                      FORM 10-K

                                        INDEX

                                                                     PAGES
PART I

    ITEM 1.   Business                                               1

    ITEM 2.   Properties                                             24

    ITEM 3.   Legal Proceedings                                      25

    ITEM 4.   Submission of Matters to a Vote of Security Holders    25

PART II

    ITEM 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters                                   25

    ITEM 6.    Selected Financial Data                               26

    ITEM 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations         27

    ITEM 8.    Financial Statements and Supplementary Data           31

    ITEM 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                   54

PART III

    ITEM 10.  Directors and Executive Officers of the Registrant     54

    ITEM 11.  Executive Compensation                                 54

    ITEM 12.  Security Ownership of Certain Beneficial Owners and
              Management                                             54

    ITEM 13.  Certain Relationships and Related Transactions         54

PART IV

    ITEM 14.  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                    54

              Signatures                                             57

PART I.
ITEM 1.  BUSINESS

SC Bancorp is a bank holding company incorporated in California on February 9, 1981, and registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). SC Bancorp conducts operations through its sole subsidiary, Southern California Bank, a California state-chartered commercial bank. The Company's executive offices are located at 3800 East La Palma Avenue, Anaheim, California 92807-1798.

References herein to the "Company" are to SC Bancorp and Southern California Bank on a consolidated basis. References to "SC Bancorp" are to SC Bancorp on an unconsolidated basis; and references to the "Bank" are to Southern California Bank.

Southern California Bank

Southern California Bank was formed in 1981 through the merger of the Bank of Downey and the National Bank of Whittier, both founded in 1964. The Bank provides general commercial banking services to individuals and to small to medium-sized businesses in its local service areas through its branch network, which as of December 31, 1995, consisted of 17 branches, 4 of which include corporate banking centers. The Bank concentrates on marketing to and serving the needs of individuals and businesses in southeastern Los Angeles County, and in Orange and San Diego counties.

The Bank's primary credit focus is to serve professionals and middle-market companies, including manufacturers and service providers with sales of up to $50 million. Current commercial lending activities consist primarily of medium-term commercial real estate loans secured by commercial properties, working capital loans, and accounts receivable financing. The Bank's consumer products are tailored to serve the financing needs of its retail customers, and the executives and employees of its business clients. Consumer loans consist primarily of home equity lines of credit, personal lines of credit to high net worth individuals, and vehicle loans.

The Bank accepts deposits mostly from small to medium-sized businesses and their employees, high net worth individuals, and other consumers. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. The FDIC is the Bank's principal regulator.

In recent years, the Bank's service area has experienced adverse economic conditions. Southern California was hit particularly hard by cutbacks in the defense and aerospace industries, reductions in the growth of international trade, employment losses due to corporate restructurings and declines in real estate values. These circumstances have affected some borrowers' ability to repay loans.

As part of the Company's strategic focus on growth in the Orange County market, the Company acquired substantially all of the Corporate and Private Banking Division of Independence One Bank of California, F.S.B. ("IOBC"), during the second quarter of 1995. The Company also acquired two full-service branch locations: one in southern Orange County and the other in northern San
Diego County. Later, during the third quarter of 1995, management implemented a restructuring plan (the "1995 Restructuring") to improve the efficiency and financial performance of the Bank. The Bank recorded approximately $1.7 million of losses and other charges in conjunction with the 1995 Restructuring.

During the second and fourth quarters of 1993, the Company acquired certain cash assets and deposits of American Commerce National Bank from the FDIC, and a branch centrally located in Downey, California from Community Bank. In conjunction with these acquisitions, management initiated a consolidation of the branch network. In the third quarter of 1993, the Company recorded nonrecurring expenses of approximately $944 thousand for severance expenses, lease terminations and write-offs of other assets as part of a restructuring plan
(the "1993 Restructuring").

Competition

The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans and deposits and for financial services customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities and personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customer's needs, the Bank will arrange for those services to be provided by its correspondents.

Divestitures

During the fourth quarter of 1995, the Company signed agreements to sell its Signal Hill and City of Industry branches to other financial institutions. The Company also elected to consolidate its Yorba Linda branch into its Tustin/
La Palma office. These transactions were completed during the first quarter of 1996.

Employees

At December 31, 1995, the Company had 226 full-time equivalent employees, up from 220 at year-end 1994. Management believes that its relations with its employees are satisfactory.

Effect Of Governmental Policies And Recent Legislation

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the company on its deposits and its other borrowings and the interest rate received by the Company on loans extended to its customers and securities held in the Company's portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company. Accordingly, the earnings and growth of the company are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

The commercial banking business is not only affected by general economic conditions, but is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The Financial Services Modernization Act recently proposed in the House of Representatives would generally permit banks to expand activities further into the areas of securities and insurance, and would reduce the regulatory and paperwork burden that currently affects banks. Additionally, the proposed legislation would force the conversion of savings and loan holding companies into bank holding companies, although unitary savings and loan holding companies authorized to engage in activities as of January 1, 1995 would be exempted. Similar legislation has also been proposed in the Senate. In addition, legislation was recently introduced in Congress that would merge the deposit insurance funds applicable to commercial banks and savings associations and impose a one-time assessment on savings associations to recapitalize the deposit insurance fund applicable to savings associations. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See Item 1, Supervision and Regulation, below.

Supervision And Regulation

Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of SC Bancorp and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

   SC Bancorp

SC Bancorp, as a registered bank holding company, is subject to regulation under the BHCA. SC Bancorp is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of SC Bancorp and its subsidiaries.

The Federal Reserve Board may require that SC Bancorp terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, SC Bancorp must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, SC Bancorp is required by the Federal Reserve Board to maintain certain levels of capital. See Item 1, Supervision and Regulation-Capital Standards, below.

SC Bancorp is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of SC Bancorp and another bank holding company.

SC Bancorp is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, SC Bancorp, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by SC Bancorp or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced DE NOVO and activities commenced by acquisition, in whole or in part, of a going concern.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

SC Bancorp is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, SC Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.

Finally, SC Bancorp is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

   The Bank

The Bank, as a California state chartered bank, is subject to primary supervision, periodic examination and regulation by the California Superintendent of Banks ("Superintendent") and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which for a California state-chartered bank would result in a revocation of the bank's charter. The Superintendent has many of the same remedial powers.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See Item 1, Supervision and Regulation - Premiums for Deposit Insurance, below. Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital. See Item 1, Supervision and Regulation - Capital Standards, below.

   Restrictions On Transfers Of Funds To SC Bancorp By The Bank

SC Bancorp is a legal entity separate and distinct from the Bank. SC Bancorp's ability to pay cash dividends is limited by state law.

There are statutory and regulatory limitations on the amount of dividends which may be paid to SC Bancorp by the Bank. California law restricts the amount available for cash dividends by state chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Superintendent, pay a cash dividend in an amount not exceeding the greater of the retained earnings of the Bank, the net income for such bank's last preceding fiscal year, and the net income of the bank for its current fiscal year.

The FDIC also has authority to prohibit the Bank from engaging in activities that, in the FDIC's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or SC Bancorp may pay. The Superintendent may impose similar limitations on the conduct of California-chartered banks. See Item 1, Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms and - Capital Standards, below for a discussion of these additional restrictions on capital distributions.

At present, substantially all of SC Bancorp's revenues, including funds available for the payment of dividends and other operating expenses, are from the proceeds of a stock rights offering conducted by the Company in 1994. At December 31, 1995, the Bank had $8.6 million in retained earnings available for the payment of cash dividends.

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, SC Bancorp or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of SC Bancorp or other affiliates. Such restrictions prevent SC Bancorp and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in SC Bancorp or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving SC Bancorp and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See Item 1, Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms, below.

   Capital Standards

The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is
3%.   For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal has only recently been issued, the Bank currently is unable to predict the impact of the proposal on the Bank if the policy statement is adopted as proposed.

In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. See NOTE 1-SIGNIFICANT ACCOUNTING POLICIES of the Company's consolidated financial statements located in Part II, Item 8, of this Form 10-K. The federal banking agencies recently issued final rules, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

   Prompt Corrective Action And Other Enforcement Mechanisms

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

     "WELL CAPITALIZED"
      Total risk-based capital of 10%; Tier 1 risk-based capital of 6%; and Leverage ratio of 5%.

     "ADEQUATELY CAPITALIZED"
      Total risk-based capital of 8%; Tier 1 risk-based capital of 4%; and Leverage ratio of 4% (3% if the institution receives the highest rating from its primary regulator).

     "UNDERCAPITALIZED"
      Total risk-based capital less than 8%; Tier 1 risk-based capital less than 4%; or Leverage ratio less than 4% (3% if the institution receives the highest rating from its primary regulator).

     "SIGNIFICANTLY UNDERCAPITALIZED"
      Total risk-based capital less than 6%; Tier 1 risk-based capital less than 3%; or Tier 1 risk-based capital less than 3%.

     "CRITICALLY UNDERCAPITALIZED"
      Tangible equity to total assets less than 2%.

An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan
(i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates;
(iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

   Safety And Soundness Standards

In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

   Premiums For Deposit Insurance

Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were 0.23% of deposits. On August 8, 1995, the FDIC announced that the designated reserve ratio had been achieved and, accordingly, issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 basis points effective for the semi-annual period beginning January 1, 1996.

Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The BIF assessment rates are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.

              Assessment Rates Effective Through the First Half of 1995

                                  Group A      Group B     Group C
                                  --------------------------------

Well Capitalized .................   23          26          29
Adequately Capitalized ...........   26          29          30
Undercapitalized .................   29          30          31

                         Assessment Rates Effective through the Second Half of 1995

                                    Group A      Group B     Group C
                                    --------------------------------
Well Capitalized ..................    4           7           21
Adequately Capitalized ............    7          14           28
Undercapitalized ..................   14          28           31

                               Assessment Rates Effective January 1, 1996

                                   Group A      Group B     Group C
                                   --------------------------------
Well Capitalized ................     0*           3          17
Adequately Capitalized ...........    3           10          24
Undercapitalized .................   10           24          27

    *Subject to a statutory minimum assessment of $1,000 per semi-annual period (which also applies to all other assessment risk classifications).

As a result of the recent acquisition of deposits from IOBC, the Bank maintains some deposits insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC. For these deposits, the assessment rate ranges from 0.23% of deposits for well-capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C.

A number of proposals have recently been introduced in Congress to address the disparity in bank and thrift deposit insurance premiums. On September 19, 1995, legislation was introduced and referred to the House Banking Committee that would, among other things: (i) impose a requirement on all SAIF member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 85 basis points on all assessable deposits as of March 31, 1995, which assessment would be due as of January 1, 1996; (ii) spread the responsibility for FICO interest payments across all FDIC-insured institutions on a pro-rata basis, subject to certain exceptions; (iii) require that deposit insurance premium assessment rates applicable to SAIF member institutions be no less than deposit insurance premium assessment rates applicable to BIF member institutions; (iv) provide for a merger of the BIF and the SAIF as of January 1, 1998; (v) require savings associations to convert to state or national bank charters by January 1, 1998; (vi) require savings associations to divest any activities not permissible for commercial banks within five years; (vii) eliminate the bad-debt reserve deduction for savings associations, although savings associations would not be required to recapture into income their accumulated bad-debt reserves; (viii) provide for the conversion of savings and loan holding companies into bank holding companies as of January 1, 1998, although unitary savings and loan holding companies authorized to engage in activities as of September 13, 1995 would have such authority grandfathered (subject to certain limitations); and (ix) abolish the OTS and transfer the OTS' regulatory authority to the other federal banking agencies. The legislation would also provide that any savings association that would become undercapitalized under the prompt corrective action regulations as a result of the special deposit premium assessment could be exempted from payment of the assessment, provided that the institution would continue to be subject to the payment of semiannual assessments under the current rate schedule following the recapitalization of the SAIF. The legislation was considered and passed by the House Banking Committee's Subcommittee on Financial Institutions on September 27, 1995, and has not yet been acted on by the full House Banking Committee.

On September 20, 1995, similar legislation was introduced in the Senate, although the Senate bill does not include a comprehensive approach for merging the savings association and commercial bank charters. The Senate bill remains pending before the Senate Banking Committee.

The future of both these bills is linked with that of pending budget reconciliation legislation since some of the major features of the bills are included in the Seven-Year Balanced Budget Reconciliation Act. The budget bill, which was passed by both the House and Senate on November 17, 1995 and vetoed by the President on December 6, 1995, would: (i) recapitalize the SAIF through a special assessment of between 70 and 80 basis points on deposits held by institutions as of March 31, 1995; (ii) provide an exemption to this rule for weak institutions, and a 20% reduction in the SAIF-assessable deposits of so-called "Oakar banks;" (iii) expand the assessment base for FICO payments to include all FDIC-insured institutions; (iv) merge the BIF and SAIF on January 1, 1998, only if no insured depository institution is a savings association on that date; (v) establish a special reserve for the SAIF on January 1, 1998; and (vi) prohibit the FDIC from setting semiannual assessments in excess of the amount needed to maintain the reserve ratio of any fund at the designated reserve ratio. The bill does not include a provision to merge the charters of savings associations and commercial banks.

The Bank acquired deposits from IOBC, a SAIF-insured institution, during the year; however, the deposits were acquired after the March 31, 1995 special assessment date contained in the House Banking Committee proposal.

In light of ongoing debate over the content and fate of the budget bill, the different proposals currently under consideration and the uncertainty of the Congressional budget and legislative processes in general, management cannot predict whether any or all of the proposed legislation will be passed, or in what form. Accordingly, the effect of any such legislation on the Bank cannot be determined.

   Interstate Banking And Branching

In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

In October 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

   Community Reinvestment Act And Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The FDIC has rated the Bank "satisfactory" in complying with its CRA obligations.

In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

Part I. Item 1

   Accounting Changes

Refer to NOTE 1-SIGNIFICANT ACCOUNTING POLICIES of the Company's consolidated financial statements, located in Part II, Item 8, of this Form 10-K for discussion of current accounting pronouncements.

   Existing And Potential Enforcement Actions

Commercial banking organizations, such as the Bank, and their institution-affiliated parties, which include SC Bancorp, may be subject to potential enforcement actions by the Federal Reserve Board, the State Banking Department and the FDIC for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

In late 1993, the Bank was examined by the FDIC. As a result of that examination, the Bank entered into a Memorandum of Understanding ("MOU") with the FDIC and California State Banking Department. The MOU required the Bank to reduce classified assets to specified levels, and to attain a minimum leverage capital ratio of 7% by November 30, 1994. During 1994, the Company raised approximately $14.2 million through a common stock rights offering and substantially reduced problem assets, thereby fully complying with the MOU requirements. The FDIC and California State Banking Department released the Bank from the MOU effective February 15, 1995. At December 31, 1995, the Company's and the Bank's capital ratios met the regulatory guidelines for a well capitalized institution. See also Management's Discussion of Financial Condition and Results of Operations ("MD&A") which is included in Part II, Item 7, of this Form 10-K.

The FDIC conducted its most recent examination of the Bank as of May 31, 1995. The FDIC's report of examination dated October 11, 1995 contained no findings of a material nature.

The Federal Reserve Bank of San Francisco (the "FRB") conducted its most recent examination of the Company as of June 30, 1995. The FRB's report of examination dated December 15, 1995 contained no findings of a material nature.

Results Of Operations

The following table summarizes key performance indicators pertaining to the Company's operating results. Certain figures have been adjusted for the restructuring as indicated. Average balances are computed using daily balances. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Part II, Item 7 of this Form 10-K for additional discussion of the Company's operating results.


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   YEARS ENDED DECEMBER 31,
- -------------------------------------------------------------------------------------------
                                                        1995          1994           1993
- -------------------------------------------------------------------------------------------
Return on average assets                                 0.19%         0.67%         -0.59%
as adjusted for restructuring items  (1)                 0.41%            -          -0.47%
Return on average  shareholders' equity                  2.14%         6.59%         -8.90%
as adjusted for restructuring items  (1)                 4.62%            -          -7.06%
Average shareholders' equity to average total assets     8.87%        10.15%          6.61%
Net income (loss)                                    $    869      $  2,705       $ (2,733)
Earnings (loss) per share                            $   0.12      $   0.49       $  (0.79)
Total average assets                                 $457,196      $404,504       $464,286
- -------------------------------------------------------------------------------------------


  (1) 1995 net income was adjusted to exclude 1995 Restructuring charges of $1,006 thousand after tax. 1993 net income was adjusted to exclude 1993 Restructuring charges of $566 thousand after tax.

   Net Interest Income

Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following table sets forth a comparison of net interest income and net interest margin for the years indicated.


(DOLLARS IN THOUSANDS)                                               YEARS ENDED DECEMBER 31,
- ----------------------------------------------------------------------------------------------
                                            Increase/                     Increase/
                                1995        decrease          1994        decrease       1993
- ----------------------------------------------------------------------------------------------
Interest income              $33,396          26.40%       $26,420         -11.14%    $29,732
Interest expense              12,015          91.35%         6,279         -34.72%      9,619
- ----------------------------------------------------------------------------------------------
Net interest income          $21,381           6.16%       $20,141           0.14%    $20,113
- ----------------------------------------------------------------------------------------------
Net interest margin             5.30%                         5.75%                      4.82%
- ----------------------------------------------------------------------------------------------


Interest income and expense are affected by changes in the volume and mix of average interest-earning assets and interest-bearing deposits and other liabilities, as well as fluctuations in interest rates. The following tables set forth certain information concerning average interest-earning assets and average interest-bearing liabilities and the yields and rates thereon. The tables also set forth a summary of the changes in interest income and interest expense resulting from changes in average interest rates (rate) and changes in average assets and liability balances (volume) for the years indicated. Average balances are average daily balances. Nonaccrual loans are included in total average loans outstanding.


(DOLLARS IN THOUSANDS)                                                                                    YEARS ENDED DECEMBER 31,
- ----------------------------------------------------------------------------------------------------------------------------------
                                                      1995                          1994                          1993
- ----------------------------------------------------------------------------------------------------------------------------------
                                            Average   Income/    Yield/   Average   Income/   Yield/   Average   Income/    Yield/
                                            balance   Expense     Rate    balance   Expense    Rate    balance   Expense     Rate
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
      Loans, net of deferred fees (1)      $261,631   $25,960    9.92%   $203,507   $18,971   9.32%   $235,414   $20,212    8.59%
      Investment securities                 122,498     6,299    5.14%    139,991     7,166   5.12%    165,283     9,048    5.47%
      Federal funds sold and other           19,463     1,137    5.84%      6,480       283   4.37%     16,436       472    2.87%
- ----------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets/
interest income                             403,593    33,396    8.27%    349,978   26,420    7.55%    417,133    29,732    7.13%
- ----------------------------------------------------------------------------------------------------------------------------------
      Noninterest earning assets             53,604                        54,526                       47,153
- ----------------------------------------------------------------------------------------------------------------------------------
Total assets                               $457,196                      $404,504                     $464,286
- ----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
      Deposits                             $282,574    10,998    3.89%   $237,105   $ 5,956   2.51%   $287,545   $ 8,200    2.85%
      Other interest-bearing liabilities      8,059     1,017   12.62%      5,689       323   5.68%     38,554     1,419    3.68%
- ----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/
interest expense                            290,633    12,015    4.13%    242,794     6,279   2.59%    326,100     9,619    2.95%
- ----------------------------------------------------------------------------------------------------------------------------------
      Noninterest bearing liabilities       125,989                       120,666                      120,895
      Shareholders' equity                   40,575                        41,043                       30,710
- ----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity               $457,196                      $404,504                     $477,704
- ----------------------------------------------------------------------------------------------------------------------------------

Net interest income/net interest margin               $21,381    5.30%              $20,141   5.75%              $20,113    4.82%
- ----------------------------------------------------------------------------------------------------------------------------------


(1) Includes loans on nonaccrual status of approximately $1.4 million, $1.6 million, and $7.1 million at December 31, 1995, 1994, and 1993, respectively. The amount of interest foregone on loans that were on nonaccrual status were approximately $207 thousand, $93 thousand, and $550 thousand for the years ended December 31, 1995, 1994, and 1993, respectively. Interest income on loans includes amortization of net loan fees of approximately $211 thousand, $629 thousand, and $575 thousand for the years ended December 31, 1995, 1994, and 1993, respectively. Additionally, net interest (expense) income of ($929) thousand, $141 thousand, and $251 thousand relating to the interest rate swap agreements was included in interest income for the years ended December 31, 1995, 1994, and 1993, respectively.

(DOLLARS IN THOUSANDS)                                     1995 and 1994                       1994 and 1993
                                                        Increase (decrease)                 Increase (decrease)
                                                         due to change in       Net          due to change in      Net
                                                         Rate      Volume      Change        Rate      Volume     Change
- -------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
           Loans, net of deferred fees                $  1,614    $  5,376    $  6,990    $  1,498    $ (2,740)   $ (1,242)
           Investment securities                            28        (895)       (868)       (502)     (1,385)     (1,888)
           Federal funds sold and other                    286         568         854         100        (282)       (183)
- --------------------------------------------------------------------------------------------------------------------------
Total interest earning assets/interest income            1,928       5,049       6,976       1,095      (4,407)     (3,312)
- --------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
           Deposits                                      2,952       2,090    $  5,042        (506)     (1,739)   $ (2,244)
           Other interest-bearing liabilities              716         (23)        693          20      (1,115)     (1,096)
- --------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense      3,678       2,058       5,736        (486)     (2,854)     (3,340)
- --------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                   $ (1,750)   $  2,991    $  1,240    $  1,581    $ (1,554)  $      28
- --------------------------------------------------------------------------------------------------------------------------

Net interest income increased $1.2 million to $21.4 million for the year ended December 31,1995, from $20.1 million a year ago. Most of the increase is due to higher average loan balances, which increased $58.1 million over 1994 largely due to the purchase of the IOBC and SBA loans. The average balance of Federal funds sold increased by $13 million and the average balance of investment securities decreased by $17.5 million compared to 1994. The decrease in investment securities in 1995 reflects the sale of approximately $27 million of available-for-sale securities, and the maturity of approximately $6.0 million and $7.5 million of securities classified as available-for-sale and held-to-maturity, respectively. Average yields on earning assets for 1995 increased by 72 basis points to 8.27% from 7.55% for 1994. The average yield on loans, including the effect of the interest rate swaps, was 9.92% for the year ended December 31,1995, up 60 basis points from 9.32% for 1994. The increase in the average national prime rate to 8.80% for 1995 from 7.15% for 1994 contributed to the increase in loan yields.

Net interest income increased slightly, by $28 thousand, in 1994 from $20.1 million in 1993, despite the $67.1 million decrease in average earning assets to $350.0 million for 1994 from $417.1 million for 1993. The decrease in earning assets comprises a $25.3 million decrease in investment securities and a $31.9 million decrease in loans. The decrease in investment securities reflects maturities of $10.3 million.. The decrease in average loan balances in 1994 reflects the Company's efforts to reduce its concentrations in real estate loans and to reduce the level of nonaccrual loans, which were reduced by $17.4 million and $5.5 million, respectively. The increase in net interest income for the year is largely due to higher yields on prime-based loans. The prime rate increased by 2.5% during 1994, leading to a 73 basis point increase in the average yield on loans and a 42 basis point increase in the overall yield on earning assets from 1993.

The Company's net interest margin decreased 45 basis points to 5.30% from 5.75% for the years ended December 31,1995 and 1994, respectively, despite the increase in loan yields. The decrease in net interest margin is primarily due to an increase in interest expense. The increase in interest expense can be attributed to a $408 thousand nonrecurring interest adjustment during the first quarter of 1995 relating to the Company's deferred compensation plans, and to the increase in time certificate of deposit ("TCD") balances and rates compared to the prior year. The increase in deposit rates can be attributed to the increase in overall market rates from the prior year, and to the higher rates offered through a deposit promotion in the first quarter of 1995. The average balance of TCDs increased by $65.9 million to $145.6 million for 1995, from $79.7 million for 1994. The increase in TCD balances is due to a promotional TCD program run during the first quarter of 1995 to provide additional funding for the IOBC acquisition. The average cost of funds on TCDs increased to 5.77% in 1995 from 3.80% in 1994. The Company lowered the average rates on the promotional TCDs to 5.89% from 7.20%, and retained approximately 70% of the TCDs that matured in September 1995. The Company's net interest margin for 1994 increased 93 basis points to 5.75% for 1994 from 4.82% for 1993, largely due to overall market rate increases during 1994. Interest expense decreased $3.3 million to $6.3 million for 1994 from $9.6 million. This decrease reflects substantially lower average borrowings of $5.7 million for 1994 as compared to $38.6 million for 1993.

   Provision For Possible Loan Losses

The Company recorded a provision for possible loan losses of $1.5 million for 1995, a net credit of $850 thousand to the provision for possible loan losses in 1994, and a $11.8 million provision in 1993. The $1.5 million of provisions recorded in 1995 includes $900 thousand booked in the third quarter. The Company performed an extensive review of its loan portfolio with regard to collateral adequacy during the third quarter. The third quarter provision includes $600 thousand relating to two commercial real estate loans. Net loan charge-offs were $1.7 million for the year. The allowance for possible loan losses was 1.81% of gross loans outstanding, and 414.01% of nonaccrual loans outstanding at December 31, 1995, respectively.

The credit to the provision for possible loan losses recorded in 1994 was based on management's determination that an excess existed in the allowance for possible loan losses due to the following factors: substantial provisions had been recorded during 1993, several previously classified loans had been upgraded, and there had been a significant decrease in the level of net loan charge-offs between 1994 and 1993. Accordingly, $850 thousand was reversed from the allowance for possible loan losses in the second quarter of 1994, and no provisions were recorded for the remainder of the year. Net loan charge-offs were $4.6 million for 1994. The allowance for possible loan losses was 2.56% of gross loans outstanding, and 329.88% of nonaccrual loans outstanding at December 31, 1994, respectively.

The substantial provision for loan losses in 1993 was necessitated by high
levels of nonperforming and classified loans and charge-offs.   The charge-offs
were concentrated in commercial real estate mortgage loans and commercial loans to borrowers secured by junior liens. Net loan charge-offs were $7.8 million for 1993. The allowance for possible loan losses was 5.08% of gross loans outstanding, and 152.53% of nonaccrual loans outstanding at December 31, 1993, respectively. Refer to NOTE 4-LOANS of the Company's consolidated financial statements which are included in Part II, Item 8, of this Form 10-K.

   Noninterest Income

The following table sets forth the major components of noninterest income, net of restructuring activity, for the years indicated:

(DOLLARS IN THOUSANDS)                                                                                    YEARS ENDED DECEMBER  31,
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                 1995                                           1993
                                                        1995  Restructure  1995, Net      1994        1993   Restructure   Net 1993
                                                        ----  -----------  ---------      ----        ----   -----------   --------
Service charges on deposit accounts                  $ 1,727                $ 1,727    $ 1,754    $  1,779                 $  1,779
Other fees and charges                                 2,542          -       2,542      2,637       3,162                    3,162
Merchant bankcard income                                 518                    518      1,249       1,631                    1,631
Net gain (loss) on sales of investment securities       (620)      (620)          -         17       7,074       7,074            -
Net gains on sales of loans                              145          -         145        215           -                        -
Net gain (loss) on sales of fixed assets                 (87)      (109)         22        409           4                        4
Life insurance income                                    510          -         510         58          49                       49
Other income                                             278          -         278        361         244                      244
- -----------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                   $ 5,013    $  (729)    $ 5,742    $ 6,700    $ 13,943     $ 7,074      $ 6,869
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

Noninterest income, net of restructuring activity, decreased to $5.7 million for 1995, from $6.7 million for 1994, and $6.9 million for 1993. Current year restructuring losses of $729 thousand include the previously-discussed $620 thousand loss on the sale of investment securities, and a $109 thousand loss on
the sale of fixed assets at the two branches being sold.   The remaining
decrease in noninterest income resulted from lower merchant bankcard fee revenues, partially offset by an increase in life insurance income which included a benefit payment of $407 thousand.

Noninterest income in 1994 included gains on sales of loans and sale of the Company's headquarters facility of approximately $215 thousand and $414 thousand, respectively.

Noninterest income in 1993 included approximately $7.1 million of gains on sales of investment securities from the 1993 Restructuring of the Company's investment securities portfolio.

   Noninterest Expense

The following table provides a breakdown of the Company's noninterest expense by category, net of restructuring charges:

(DOLLARS IN THOUSANDS)                                                                                    YEARS ENDED DECEMBER  31,
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                 1995                                           1993
                                                        1995  Restructure  1995, Net      1994        1993   Restructure   1993 Net
                                                        ----  -----------  ---------      ----        ----   -----------   --------
Salaries and employee benefits                      $ 10,723     $ 179      $ 10,544   $ 9,763    $ 10,743      $ 275      $ 10,468
Occupancy, furniture and equipment                     5,273       256         5,017     4,666       5,129        555         4,574
Professional fees                                      1,740        86         1,654     1,882       1,583          -         1,583
Telecommunications                                       481         -           481       352         318          -           318
Office supplies                                          391         -           391       436         470        114           356
Data processing                                          502         -           502       449         448          -           448
Merchant card expense                                    475         -           475     1,013       1,424          -         1,424
FDIC assessment                                          498         -           498     1,006         888          -           888
Insurance                                                348         -           348       436         399          -           399
Goodwill amortization                                    821       427           394       211         167          -           167
Other real estate owned                                  219         -           219     1,832       2,897          -         2,897
Advertising and business development                     772         -           772       613         576          -           576
Postage and delivery                                     586         -           586       543         415          -           415
Other operating expense                                  464         -           464       650         567          -           567
- -----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                   $ 23,293     $ 948      $ 22,343   $23,852    $ 26,024      $ 944      $ 25,080
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
Noninterest expense as a %
    of average total assets                                                     4.89%     5.90%                                5.40%


The Company reported noninterest expense of $23.3 million, $23.9 million, and $26.0 million for the years ended December 31, 1995, 1994 and 1993, respectively. The current year's expense included $948 thousand of restructuring charges for (1) staff reductions including branch sales - $179 thousand; (2) closure of an administrative facility and write off of lease obligations on branch sales - $256 thousand; (3) accruals for legal and professional fees anticipated for the branch sale transactions - $86 thousand; and (4) write-off of $427 thousand of goodwill associated with one of the branches being sold. As adjusted for restructuring charges, noninterest expense for 1995 was $22.3 million as compared to approximately $23.9 for 1994. The net decrease reflects decreases in the FDIC assessment, net expenses for other real estate owned ("OREO"), and merchant bankcard expenses offset by increases in salaries and benefits, occupancy, and goodwill amortization due to the IOBC purchase.

Noninterest expense decreased $1.2 million to $23.9 million for 1994 from $25.1 million for 1993 which is net of $944 thousand of restructuring charges related to branch closures and consolidations. Most of the decreases were reflected in salaries and benefits, occupancy, furniture and equipment, net expenses for OREO, and merchant bankcard expenses, offset by increases in professional fees and FDIC assessment.

The Company has improved its operating efficiencies and achieved lower noninterest expense, as adjusted for the expenses and losses of the restructuring plan, and the branch consolidations, on a larger average earning assets base. As adjusted, noninterest expense as a percentage of average total assets has decreased to 4.89% in 1995 from 5.90% in 1994. Noninterest expense as a percentage of average total assets increased to 5.90% in 1994 from 5.40% in 1993.

The increase in salaries and benefits after adjusting for restructuring charges, for the year ended December 31,1995 compared to the previous year, is primarily due to the addition of the IOBC corporate banking staff, partly offset by reductions in staffing elsewhere in the organization. The Company had 230 and 220 full-time equivalent staff at December 31, 1995 and 1994, respectively.

Salaries and benefits decreased by approximately $705 thousand after adjusting for $275 thousand related to branch consolidations in 1993 to $9.8 million for the year ended December 31, 1994, from $10.5 million for the year ended December 31, 1993, largely as a result of staff reductions from branch consolidations. At December 31, 1994, the Company had 220 full-time equivalent employees, down from 244 at year-end 1993.

The following table sets forth the components of the Company's OREO expense for the years indicated:


(DOLLARS IN THOUSANDS)                          YEARS ENDED DECEMBER 31,
- ---------------------------------------------------------------------------
                                          1995         1994           1993
                                          ----         ----           ----
OREO income                           $   (95)      $      -       $      -
OREO holding expenses                     316            655            151
Writedowns and provisions for losses      128          1,182          2,487
Net (gains)/losses from sales            (130)            (5)           259
- ---------------------------------------------------------------------------
OREO expense, net                     $   219       $  1,832       $  2,897
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

OREO expense decreased by $1.6 million to $219 thousand for 1995, from $1.8 million in the previous year. Most of the decrease for the year is reflected in lower charges for writedowns of OREO properties, and from lower holding costs. Seven OREO properties were sold during the year, resulting in a net gain of $130 thousand. OREO expense for 1994 decreased approximately $1.1 million from $2.9 million for 1993 to $1.8 million for 1994. The decrease resulted from lower OREO writedowns, offset by slightly higher OREO holding costs.

Financial Condition

Additional discussion of the Company's financial condition is provided in the MD&A in Part II, Item 7, of this Form 10-K.

   Cash And Cash Equivalents

Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and overnight investment of excess cash balances as Federal funds sold. The Company maintains balances at correspondent banks adequate to cover daily inclearings and other charges. In accordance with Federal regulations, reserve balances of $3.0 million were maintained in the form of deposits with the Federal Reserve Bank at December 31,1995.

   Investment Securities

The Company's securities portfolio includes U.S. Treasury securities and U.S. federal agency securities, most of which are mortgage-backed securities. The Company reclassified its entire held-to-maturity portfolio to the available-for-sale category in December, 1995 under the special one-time exemption authorized
by the Financial Accounting Standards Board.   The decrease in the balance of
investment securities due to sales and maturities is discussed in Item 1-Net Interest Income above. Reference may also be made to NOTE 1-SIGNIFICANT ACCOUNTING POLICIES AND NOTE 3-INVESTMENT SECURITIES of the Company's consolidated financial statements located in Part II, Item 8, of this Form 10-K.

The following table sets forth the maturity distribution of the Company's investment securities at December 31, 1995:



                                                     Maturing in
- -------------------------------------------------------------------------------------------------------
                                               Over one      Over five
                                 One year    year through   years through    Over
                                  or less    five years     ten years       ten years        Total
- -------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
U.S. Treasury securities       $     -      $     5,085     $      -         $     74     $    5,159
U.S. Agency securities               -           36,876            -              -           36,876
Mortgage-backed securities         7,872         41,907          2,216            -           51,995
- --------------------------------------------------------------------------------------------------------
                  Total        $   7,872    $    83,868     $    2,216       $     74     $   94,030
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------

LOANS

The following table sets forth the amount of loans by type for the years indicated:

- -----------------------------------------------------------------------------------------------------------------------------------
December 31,                           1995       %        1994      %        1993      %        1992     %        1991      %
- -----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Commercial                            $147,230    46.47%   $79,369   38.22%   $73,220  34.47%   $88,761   34.37%  $101,762   33.71%
Real estate, construction                4,416     1.39%        30    0.01%     1,991   0.94%     8,935    3.46%    21,777    7.21%
Real estate, mortgage                  107,662    33.98%    83,712   40.31%    99,190  46.70%   117,280   45.41%   127,323   42.18%
Consumer                                57,533    18.16%    44,577   21.46%    38,006  17.89%    43,271   16.76%    51,020   16.90%
- ------------------------------------------------------------------------------------------------------------------------------------
       Gross loans                     316,841   100.00%   207,688  100.00%   212,407 100.00%   258,247  100.00%   301,882  100.00%
                                                 -------            -------           -------            -------            --------
                                                 -------            -------           -------            -------
  Deferred fee income                     (531)               (298)              (274)             (625)              (918)

  Allowance for possible loan losses    (5,734)             (5,318)           (10,800)           (6,859)            (4,575)
- -----------------------------------------------           ---------          ---------         ----------        -----------
       Loans. net                     $310,576            $202,072           $201,333          $250,763          $ 296,389
- -----------------------------------------------           ---------          ---------         ----------        ------------
- -----------------------------------------------           ---------          ---------         ----------        ------------

No industry constitutes a concentration in the Bank's loan portfolio

The Company provides a full range of credit products designed to meet the credit needs of borrowers in its service area. The Company engages in medium-term commercial real estate loans secured by commercial properties, commercial loans, term financing, SBA loans, and consumer loans principally in the form of home equity lines of credit, vehicle loans, and personal lines of credit to high net worth individuals. Additionally, the Company has added construction loan products principally for entry level housing and owner-user commercial industrial properties. Construction loans outstanding at December 31,1995, were $4,416,000.

Please refer to NOTE 4-LOANS in the Company's consolidated financial statements included in Part II, Item 8, of this Form 10-K as a basis for the following discussion of changes in the Company's loan portfolio from December 31, 1994 to December 31, 1995.

COMMERCIAL LOANS. Commercial loans totaled $147.2 million or 46.47% of total loans and $79.4 million or 38.22% of total loans at December 31, 1995 and December 31, 1994, respectively. Most of the increase of $67.8 million resulted from the purchase of $37.4 million of commercial loans from IOBC in the second quarter of 1995, and $29.2 million of loan purchases, principally SBA loans, during the fourth quarter of 1995. As adjusted for the purchased loans, commercial loans increased $38.7 million or 48.7% from year-end 1994. Most of the Bank's commercial borrowers and customers are small to medium-sized businesses and professionals. Most of the commercial loans are short term, are reviewed and renewed annually, and bear a floating rate of interest. Approximately 65% of the commercial loan portfolio is collateralized.
Collateral for these loans consists of accounts receivable, inventories, equipment, and other business assets, including real estate. At December 31,1995, $29.5 million or 9.31% of total loans were secured by accounts receivable as compared to $26.0 or 12.53% of loans at December 31, 1994. Commercial loans secured by real estate were $18.9 million or 5.97% at December 31,1995, as compared to $13.7 million or 6.60% of loans at December 31, 1994.
In 1994, the Company began participating in government-insured lending programs, including SBA loans. At December 31,1995, the Company reported $22.8 million of SBA loans.

REAL ESTATE, CONSTRUCTION LOANS. Real estate construction loans comprised $4.4 million or 1.39% of outstanding loans at December 31, 1995. Construction loans were not part of the Bank's previous market strategy. However, during the first quarter of 1995, the Bank created a Real Estate Industries Department and appointed an experienced real estate lender to manage the department. Going forward, the Bank plans to conservatively enter the recovering real estate market and to offer construction financing on quality projects.

REAL ESTATE, MORTGAGE LOANS. Real estate mortgage loans comprised $107.7 million or 33.98% of the total loan portfolio at December 31,1995, as compared to $83.7 million or 40.31% of the total loans outstanding at year end 1994. Approximately $16.8 million of real estate loans were purchased from IOBC. Therefore, adjusted real estate loans have increased $7.2 million or 0.97% since 1994. This decrease resulted from deliberate actions by the Bank's management to reduce the concentration of real estate loans in the Bank's loan portfolio. During 1994, the Bank limited new real estate loans to existing borrowers who were owner/users or to new borrowers who provided a new major banking relationship, and demonstrated adequate cash flows. All new real estate borrowers must provide financial reporting that meets FDICIA standards and the loans must have conservative loan to value ratios. Approximately 80% of the Bank's real estate loans are secured by first trust deeds; and approximately 50% are to owner/users.

CONSUMER LOANS. Approximately $57.5 million or 18.16% of the loan portfolio was made up of consumer loans at December 31,1995. At December 31,1995, $28.0 million or 8.85% of total loans were comprised of home equity loans and home equity lines of credit. Vehicle loans comprised approximately $18.0 million of outstanding consumer loans at December 31,1995. Approximately $4.8 million of consumer loans outstanding at December 31,1995, consisted of a successful new loan product designed for high net worth individuals which was acquired from IOBC and has been integrated into the Bank's portfolio of products. The levels of consumer loans at period ends may fluctuate and may not necessarily be representative of average levels experienced during the respective periods due to the timing of advances and payments made on such loans by borrowers.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table sets forth the maturity distribution of the Company's loan portfolio (excluding consumer and nonaccrual loans) at December 31, 1995 based on remaining scheduled principal repayments:


                                            Maturing in
- --------------------------------------------------------------------------------------
                                            Over one
                                One year   year through        Over
                                 or less    five years      five years          Total
- --------------------------------------------------------------------------------------
(GROSS LOANS, IN THOUSANDS)
Commercial                      $ 82,784        $38,900        $24,775       $146,459
Real estate, construction          3,346          1,070              -          4,416
Real estate, mortgage             26,078         59,945         21,025        107,048
- --------------------------------------------------------------------------------------
            Total               $112,208        $99,915        $45,800       $257,923
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------

The following table sets forth information on sensitivity to changes in interest rates for the Company's loan portfolio (excluding consumer and nonaccrual loans) at December 31, 1995:

                                           Repricing in
- --------------------------------------------------------------------------------------
                                             Over one
                                One year   year through        Over
                                or  less    five years      five years          Total
- --------------------------------------------------------------------------------------
(GROSS LOANS, IN THOUSANDS)
Fixed interest rates           $  21,949      $  42,728      $  21,655      $  86,332
Variable interest rates          171,591              -              -        171,591
- --------------------------------------------------------------------------------------
            Total              $ 193,540      $  42,728      $  21,655      $ 257,923
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------

The amounts reported in the categories in the tables do not reflect loan prepayments or other factors which may cause the loans to react in different degrees and at different times to changes in market interest rates.

   Asset Quality

      Nonaccrual, Past Due And Modified Loans

The Company recognizes income principally on the accrual basis of accounting. In determining income from loans, the Company generally adheres to a policy of not accruing interest on loans on which a default of principal or interest has existed for a period of 90 days or more. The Company's policy is to assign nonaccrual status to a loan if either (i) principal or interest payments are past due in excess of 90 days, unless the loan is both well secured and in the process of collection; or (ii) the full collection of interest or principal becomes uncertain, regardless of the length of past due status. When a loan reaches nonaccrual status, any interest accrued on such a loan is reversed and charged against current income.

Nonaccrual loans decreased to $1.4 million at December 31, 1995 from $1.6 million at December 31, 1994. The percentage of nonaccrual loans to total loans decreased to 0.44% from 0.78% during the same period. Interest income that would have been collected on these loans had they performed in accordance with their original terms, was approximately $207 thousand, $93 thousand and $550 thousand for the years ended December 31, 1995, 1994 and 1993, respectively.

In the third quarter of 1994, the Company negotiated a bulk sale of assets which totaled $6.8 million. This sale included $2.9 million in nonaccrual loans and $630 thousand in OREO properties. The cash proceeds from the sale approximated the book value of the loans after a charge-off of $2.8 million was taken against the existing allowance for loan losses.

The following table provides the balance of the Company's nonaccrual loans as of the dates indicated. The Company has no loans past due 90 days or more and still accruing interest:

- ---------------------------------------------------------------------------------------------------------------
December 31,                                 1995           1994           1993           1992           1991
- ---------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Nonaccrual loans (1)                       $ 1,385        $ 1,612        $ 7,081        $ 7,426       $ 11,234
Nonaccrual loans as a percentage of
   total gross loans                         0.44%          0.78%          3.33%          2.88%          3.72%
- --------------------------------------
- --------------------------------------

(1) Includes loans with modified terms of $125thousand, $100 thousand and $1.4 million as of the years ended December 31, 1995, 1994 and 1993, respectively.

Nonaccrual loans by category are summarized below:



- ---------------------------------------------------------------------
December 31,                             1995       1994      1993
- ---------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Commercial                              $   620    $   283   $ 1,269
Real estate, construction                     -          -         -
Real estate, mortgage                       615        930     5,789
Consumer                                    150        399        23
- ---------------------------------------------------------------------
              Total nonaccrual loans    $ 1,385    $ 1,612   $ 7,081
- ---------------------------------------------------------------------

Delinquent loans (past due 30 to 89 days) by category are summarized below:

- ---------------------------------------------------------------------
December 31,                              1995       1994      1993
- ---------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Commercial                              $   548    $   998   $   696
Real estate, construction                     -          -         -
Real estate, mortgage                       503      2,089     1,239
Consumer                                    411        416       436
- ---------------------------------------------------------------------
    Total delinquent loans              $ 1,462    $ 3,503   $ 2,371
- ---------------------------------------------------------------------
- ---------------------------------------------------------------------

The levels of delinquent loans may fluctuate and may not necessarily be representative of levels experienced during the respective periods due to the variability of the timing of payments made on such loans by borrowers. Management cannot predict the extent to which the changes in the current economic environment may impact the Company's loan portfolio. Furthermore, the Company's primary regulators review the loan portfolio as an integral component of their regular examinations of the Company, and their assessment of specific credits may affect the level of the Company's problem assets. Accordingly, there can be no assurance that other loans will not become nonaccrual, potential problem credits or delinquent loans in the future.

      Allowance For Possible Loan Losses

A certain degree of risk is inherent in the extension of credit. Management has adopted a policy to maintain the allowance for possible loan and lease losses at a level considered by management to be adequate to absorb estimated known and inherent risks in the existing portfolio.

Management performs a comprehensive analysis of the loan portfolio and its current allowance for loan losses on a regular basis to determine that loans are currently protected according to financial and collateral standards deemed acceptable. The allowance for possible loan losses represents management's recognition of the assumed risks of extending credit and the quality of the loan portfolio. The allowance is management's estimate, which is inherently uncertain and depends on the outcome of future events. A sudden and sustained increase in interest rates could have an adverse impact of borrowers' ability to repay. The evaluation of the quality of the loan portfolio considers the borrower's management, financial condition, cash flow and repayment program, as well as the existence of collateral and guarantees. External business and economic factors beyond the borrower's control, combined with the Company's previous loan loss experience, are considered in management's evaluation of the allowance for possible loan losses. In addition, the bank regulatory authorities, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses and may recommend additions to the allowance based on their assessment of information available to them at the time of their examination.

When it is determined that additions are required, additions to the allowance are made through charges to operations and are reflected in the statements of operations as a provision for loan losses. Loans which are deemed to be uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited back to the allowance. Reference may be made to NOTE 4-LOANS of the Company's consolidated financial statements, which are located in Part II, Item 8, of this Form 10-K, for additional detail concerning activity in the allowance for possible loan losses, including loan charge-offs and recoveries.

The following table provides a summary of net charge-offs for the years indicated:

- ---------------------------------------------------------------------------------------------------------------
                                           1995           1994           1993           1992           1991
- ---------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Net charge-offs                           $ 1,740        $ 4,632        $ 7,809        $ 6,788        $ 1,393

Ratio of net charge-offs to
average loans outstanding                   0.67%          2.28%          3.32%          2.40%          0.46%
- --------------------------------------------------------------------------------------------------------------

Net charged-off loans were $1.7 million or .67% of average outstanding loans for 1995 compared to 2.28%, 3.32%, 2.40% and 0.46% of average loans for 1994, 1993,1992 and 1991, respectively. This trend represents a continuing improvement in the Company's loan portfolio quality following the economic recession of the early 1990s.

Of the $4.6 million in net charged-off loans for 1994, $2.8 million were related to the $6.8 million bulk loan and OREO sales that occurred in the third quarter. Exclusive of the bulk loan sale, net charged off loans for 1994 would have been 0.88% of outstanding loans.

The following table sets forth the allocation of the allowance for possible loan losses by category as of the dates indicated:

- ----------------------------------------------------------------------------------------------------------------------------------
December 31,                                               1995           %          1994          %            1993         %
- ----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Commercial                                              $  1,821       31.76%     $  1,406       38.20%      $  2,563      34.50%
Real estate, construction                                     43        0.75%           to        0.00%           139       0.90%
Real estate, mortgage                                      2,172       37.87%        2,366       40.30%         4,415      46.70%
Consumer                                                     660       11.52%          592       21.50%           381      17.90%
Unallocated                                                1,038       18.10%          944          -           3,302         -
- ----------------------------------------------------------------------------------------------------------------------------------
       Total allowance for possible loan losses         $  5,734      100.00%     $  5,318      100.00%      $ 10,800     100.00%
- ----------------------------------------------------------------------------------------------------------------------------------

Management establishes specific reserves where necessary, according to the criteria for loans deemed to be impaired under the guidance of SFAS No. 114 and No. 118. These amounts are included in the allowance for loan losses shown above. The remainder of the allowance is general in nature and is available for the loan portfolio in its entirety.

      Other Real Estate Owned

OREO primarily includes properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer to OREO is reflected in the allowance for possible loan losses as a charge-off. Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a provision for writedowns on OREO. Routine holding costs, net of any income and net gains and losses on disposal, are reported as noninterest expense. Activity in OREO for the years indicated is as follows:

- ---------------------------------------------------------------------
                                           1995       1994      1993
- ---------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Balance, January 1                      $ 5,837    $ 6,133   $ 6,318
     Additions                            1,923      3,585     7,648
     Sales                               (5,689)    (2,699)   (4,726)
     Valuation and other adjustments          2     (1,182)   (3,107)
- ---------------------------------------------------------------------
Balance, December 31                    $ 2,073    $ 5,837   $ 6,133
- ---------------------------------------------------------------------

The OREO portfolio at December 31, 1995, consisted of 4 properties totaling $2.1 million. The Bank is actively marketing these properties.

DEPOSITS

The following table sets forth the distribution of average deposits and the rates paid thereon for the years indicated:

For the years ended December 31,           1995                             1994                              1993
- -----------------------------------------------------------------------------------------------------------------------------------
                                Average   Average       %         Average   Average       %         Average   Average        %
                                balance     Rate    of total      balance     Rate    of total      balance     Rate     of total
- -----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Demand deposits (1)            $123,815               30.47%     $118,044               33.24%     $118,066                29.11%
NOW/MMDA                         81,815     1.77%     20.13%       78,860     1.73%     22.20%       78,216     1.90%      19.28%
Savings                          55,204     2.08%     13.58%       78,558     1.99%     22.12%       93,950     2.38%      23.16%
TCDs                            145,555     5.77%     35.82%       79,687     3.80%     22.44%      115,379     3.88%      28.45%
- -----------------------------------------------------------------------------------------------------------------------------------
   Total average deposits      $406,389              100.00%     $355,149              100.00%     $405,611               100.00%
- -----------------------------------------------------------------------------------------------------------------------------------

 (1) The Company purchased approximately $19.8 million of noninterest bearing demand deposits from IOBC in the second quarter of 1995. Since the purchase, IOBC demand deposits have decreased $7.4 million, primarily due to a reduction in balances maintained by a large commercial customer. Most of the IOBC customer base has been retained. Demand deposits, net of the effects of the IOBC purchase, have remained flat since 1994.

NOW/MMDA and savings accounts have decreased $29.4 million or 20.0% since 1994, after adjusting for the acquired IOBC deposits. Much of the decrease represents a shift in the Company's deposit mix as customers have transferred lower yielding savings and MMDA balances into higher rate certificates of deposit, which have increased 92.8% since December 31, 1994, on an adjusted basis.

During the first quarter of 1995, the Company introduced a promotional TCD program. This program proved to be highly successful, procuring in excess of $70 million in 7 to 12 month TCDs. The majority of the TCDs, approximately $52.6 million, matured during August and September, 1995. The Company retained $36.2 million or about 70% of the maturing TCDs at an average rate of 5.89%, with maturities ranging from 7 months to 15 months. Approximately another $20 million of promotional TCDs will mature by February 1996.

The following table sets forth the maturities of the Company's time certificates of deposit outstanding at the dates indicated:

December 31, 1995                                                      Maturing in
- ----------------------------------------------------------------------------------------------------------------------------------
                                                          Over three          Over six
                                     Three months      months through      months through           Over
                                       or less           six months        twelve months        twelve months               Total
- ----------------------------------------------------------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)
 Under $ 100,000                        $  32,926           $  28,532           $  31,492           $   7,034           $  99,984
 $100,000 and over                         20,183              13,587               9,260               3,118              46,148
- ----------------------------------------------------------------------------------------------------------------------------------
Total time certificates of deposit      $  53,109           $  42,119           $  40,752           $  10,152           $ 146,132
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

December 31, 1994                                                      Maturing in
- ----------------------------------------------------------------------------------------------------------------------------------
                                                          Over three           Over six
                                     Three months      months through      months through             Over
                                          or less         six months       twelve months        twelve months               Total
- ----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Under $ 100,000                         $  16,467           $   9,541           $   9,905           $   9,497           $  45,410
$100,000 and over                          15,556               6,249               4,532               2,620              28,957
- ----------------------------------------------------------------------------------------------------------------------------------
Total time certificates of deposit      $  32,023           $  15,790           $  14,437           $  12,117           $  74,367
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

   Other Borrowed Funds

Other borrowed funds consist of overnight federal funds purchased, Treasury tax and loan notes ("TT&L"), obligations under securities repurchase agreements, and the principal portions of capitalized lease obligations, obligations to senior lienholders for certain OREO properties, and deferred compensation liabilities. Other borrowed funds decreased by $7.4 million to $6.4 million at December 31, 1995 from $13.8 million at year end 1994. Other borrowed funds increased to $13.8 at December 31, 1994 from $8.7 million at year end 1993 because of overnight Federal funds purchased at year end. The borrowed money was used to fund new loans at December 31, 1994. The maximum balance of Federal funds purchased and TT&L borrowings outstanding during 1994 was $8.0 million and $6.4 million, respectively. The average balance of and average rate paid on Federal funds purchased and TT&L borrowings for 1994 were $620 thousand and 4.49%, and $3.4 million and 3.17%, respectively. Refer to NOTE 8-BORROWED FUNDS AND OTHER INTEREST-BEARING LIABILITIES of the Company's consolidated financial statements located in Part II, Item 8, of this Form 10-K.

Asset/Liability Management

The objective of asset/liability management is to manage and control the Company's exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The Company seeks to achieve this objective by matching its interest sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. Generally, if rate sensitive assets exceed rate sensitive liabilities, the net interest income will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment. When rate sensitive liabilities exceed rate sensitive assets, the net interest income will generally be positively impacted during a declining rate environment and negatively impacted during a rising rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap between rate sensitive assets and rate sensitive liabilities can only be used as a general indicator of interest rate sensitivity.

The following gap repricing table sets forth information concerning the Company's rate sensitive assets and rate sensitive liabilities, including the off-balance sheet amounts for interest rate swaps, as of December 31,1995. Such assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following gap table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market interest rates. Also, loan prepayments and changes in the mix or level of deposits could cause the interest sensitivities to vary from those which appear in the table.

                                                         Three months            One year
                                     Three months           through              through               Over
                                       or less           twelve months          five years          five years            Total
- ----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
 Federal funds sold                     $    -              $    -              $    -              $    -              $    -
 Investment securities                      1,964               5,904              82,886               3,276              94,030
 Loans(l)                                 202,904              25,351              58,063              29,138             315,456
 Interest rate swaps                         -                   -                 75,000                -                 75,000
- ----------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets         $ 204,868           $  31,255           $ 215,949           $  32,414           $ 484,486
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
 Interest-bearing demand and
  savings deposits                      $ 130,301           $    -              $    -              $    -              $ 130,301
 Time certificates of deposit              53,109              82,871              10,140                  12             146,132
 Other borrowings and interest-
  bearing liabilities                       4,883                -                   -                  1,524               6,407
 Interest rate swaps                       75,000                -                   -                   -                 75,000
- ----------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities     $ 263,293           $  82,871           $  10,140           $   1,536           $ 357,840
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap           $ (58,425)          $ (51,616)          $ 205,809           $  30,878
Cumulative interest rate sensitivity      (58,425)           (110,041)             95,768             126,646

Cumulative interest rate sensitivity gap
  as a percentage of total interest-
  earning assets                          -12.06%             -22.71%              19.77%              26.14%

- -------------------
(1) Loans exclude nonaccrual loans of  $1,385

At December 31,1995, the Company's rate sensitive balance sheet was shown to be in a negative gap position over a one year horizon. The cumulative gap between assets and liabilities that reprice within 12 months was -$110.0 million or - 22.71% of assets. After one year, the gap turns positive. The table above implies that the Company's earnings would be reduced in the short-term if interest rates rise, or in other words that the Company is liability sensitive. However, although the Company exhibits a negative cumulative interest rate sensitivity gap as a percentage of total interest-earning assets in the one year or less horizon, management believes that the Company is asset sensitive in such period. This tendency is primarily due to the Company's core deposits, which are capable of being repriced currently and are therefore classified in the "three months or less" category, but which management believes respond similarly to long-term deposits. By including these core deposits in the over one year repricing categories in the gap table above, the Company would be asset sensitive. This asset sensitivity also stems from the size of the Company's variable rate loan portfolio. More than 70% of the entire loan portfolio reprices within one year.

In addition to utilizing the repricing gap table above in managing its interest rate risk, the company performs a quarterly income simulation analysis. This simulation analysis provides a dynamic evaluation of the Company's balance sheet and income statement under varying yield curve scenarios, providing an estimate of both the dollar amount and percentage change in net interest income under various changes in interest rates. The income simulation analysis conducted as of December 31, 1995, indicates that the Company remains moderately asset-sensitive. Thus, a rising rate environment would tend to lead to an increase in net interest income, while a falling rate environment would tend to lead to a decrease in net interest income.

In order to stabilize the Company's net interest income with respect to changing rates, the Company entered into a $50 million 5-year interest rate swap agreement in September 1993 ("Swap #1") and a $25 million 3-year interest rate swap agreement in January 1994 ("Swap #2"). The terms of these swap agreements require the Company to pay a floating rate of interest tied to three-month LIBOR, and to receive fixed rates of interest of 4.87% and 5.04% for Swap #1 and Swap #2, respectively. The Company's combined break-even point on both swap agreements is approximately 4.92%. Since the fourth quarter of 1994, three-month LIBOR has exceeded the Company's break-even point, so that interest expense on the swap agreements has exceeded interest income. Net interest expense on the swaps for the year ended December 31,1995, was $929 thousand, as compared to net interest income of $141 thousand for the year ended December 31, 1994.

Liquidity

Refer to the MD&A in Part II, Item 7, of this Form 10-K for a discussion of the Company's liquidity.

Capital Resources

Refer to the MD&A in Part II, Item 7, of this Form 10-K for detail on the Company's and Bank's capital resources.

ITEM 2 PROPERTIES

The Company owns the following properties:

    The Bellflower branch office, located at 17046 Bellflower Boulevard, Bellflower, California. This 2,924 square foot facility houses the Bank's Bellflower branch.

    The Brea branch office, located at 275 West Central Avenue, Brea, California. This 5,300 square foot facility houses the Bank's Brea branch.

    The Downey Main branch office, located at 10990 Downey Avenue, Downey, California. This 8,795 square foot facility houses the Bank's Downey branch and its Los Angeles County Business Banking group.

    The Orange branch office, located at 303 West Katella Avenue, Orange, California. This 20,966 square foot facility houses the Bank's Orange branch.

    The Santa Fe Springs branch office, located at 13372 East Telegraph Road, Santa Fe Springs, California. This 7,300 square foot facility houses the Bank's Santa Fe Springs branch.

    The Uptown Whittier branch office, located at 12802 East Hadley Street, Whittier, California. This 5,460 square foot facility houses the Bank's Uptown Whittier branch.

    The Whittier branch office, located at 13525 West Whittier Boulevard, Whittier, California. This 9,000 square foot facility houses the Bank's Whittier branch.

The Company leases the following properties:

    The Company leases 44,259 square feet for its operations center offices, located at 16420 Valley View Avenue, La Mirada, California.

    The Company leases 4,000 square feet for the Bank's Yorba Linda branch office, located at 17490 East Yorba Linda Boulevard, Yorba Linda, California.

    The Company leases 10,463 square feet for its executive offices, located at 3800 East La Palma Avenue, Anaheim, California. This location also houses the Bank's Tustin/La Palma branch.

    The Company leases 6,000 square feet at 5799 E. La Palma Avenue, Anaheim Hills, California.

    The Company leases 441 square feet for its Anaheim Pavilions
    Supermarket branch office, located at 8010 Santa Ana Canyon Road, Anaheim Hills, California.

    The Company leases 4,000 square feet for its Catalina branch office, located at 303 Crescent Avenue, Avalon, California, on Santa Catalina Island.

    The Company leases 6,500 square feet for its City of Industry branch office, located at 18261 - 63 Gale Avenue, City of Industry, California.

    The Company leases 6,980 square feet for its Huntington Beach branch office, located at 9042 Garfield Avenue, Huntington Beach, California.

    The Company leases 411 square feet for its La Habra branch office, located at Smith's Food and Drug King Market, 2101 West Imperial Highway, La Habra, California.

    The Company leases 3,025 square feet for its Signal Hill branch office, located at 2501 Cherry Avenue, Signal Hill, California.

    The Company leases 9,495 square feet for its Laguna Hills branch office, located at 24061 Calle de la Plata, Laguna Hills, California. This location also houses its Orange County Corporate Banking Center.

    The Company leases 3,471 square feet for its La Jolla branch office, located at 4180 La Jolla Village Drive, Suite 125, La Jolla, California.

    The Company leases 2,100 square feet for its San Diego Corporate Banking Center, located at 4180 La Jolla Village Drive, Suite 430, La Jolla, California.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to routine litigation involving various aspects of its business. As of the date of this Form 10-K, it is management's opinion after consulting with legal counsel that none of the pending litigation will have a material adverse impact on the consolidated financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of 1995.

PART II.
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol, "SCK". The following table sets forth the high and low closing sale prices on a per share basis for the Common Stock as reported by the AMEX for the periods indicated:
The Company had approximately 610 shareholders of record of its common stock as of March 1, 1996.

                                                       High      Low
    -------------------------------------------------------------------
         1994 First quarter                           $6        $4 3/4
              Second quarter                           5 3/8     4 1/4
              Third quarter                            5 1/8     4 5/8
              Fourth quarter                           5         3 3/4

         1995 First quarter                            5 1/4     4 5/16
              Second quarter                           5 1/4     4 5/8
              Third quarter                            6 5/8     4 3/4
              Fourth quarter                           6 1/8     5 7/16

         1996 First quarter (through March 25, 1996)   6 3/4     6 1/16

On March 25, 1996 the last reported sales price per share for the Company's stock was $6 1/2.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

- ------------------------------------------------------------------------------------------------------------------------------
As of or for the year ended December 31,                             1995         1994         1993         1992         1991
- ------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
    Interest income                                            $   33,396   $   26,420   $   29,732    $  35,915    $  39,440
    Interest expense                                               12,015        6,279        9,619       13,665       17,678
- ------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                            21,381       20,141       20,113       22,250       21,762
    Provision for loan losses                                       1,539         (850)      11,750        9,072        2,888
- ------------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses            19,842       20,991        8,363       13,178       18,874
- ------------------------------------------------------------------------------------------------------------------------------
    Net gains (losses) on sales of securities                        (620)          17        7,074        2,395           40
    Noninterest income                                              5,633        6,683        6,869        5,605        5,225
    Noninterest expense                                            23,293       23,852       26,024       23,712       20,648
- ------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes                               1,562        3,839       (3,718)      (2,534)       3,491
    Provision for income taxes (benefits)                             693        1,134       (1,026)      (1,131)       1,089
- ------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before cumulative effect of a change
      in accounting principle                                         869        2,705       (2,692)      (1,403)       2,402
- ------------------------------------------------------------------------------------------------------------------------------
    Cumulative effect of change in accounting principle                 -            -          (41)           -            -
- ------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                          $      869   $    2,705    $  (2,733)   $  (1,403)   $   2,402
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------

Earnings per Share and Stock Data:
    Net income (loss)                                          $     0.12   $     0.49    $   (0.79)   $   (0.40)   $    0.69
    Cash dividends declared                                             -            -            -            -         0.20
    Book value (1)                                                   6.09         5.60         8.21         8.99         9.40
    Weighted average shares outstanding (2)                     7,472,805    5,507,000    3,468,505    3,468,505    3,468,505
Balance Sheet Data (year end balances):
    Investment securities                                      $   94,030   $   71,858    $ 149,543    $ 164,546    $ 112,812
    Loans, net                                                    310,576      202,072      201,333      250,763      296,389
    Total assets                                                  461,683      398,555      407,889      464,229      460,886

    Total deposits                                             $  406,811   $  339,939    $ 368,388    $ 402,892    $ 410,756
    Shareholders' equity                                           45,512       41,844       28,462       31,195       32,598

Asset Quality:
    Nonaccrual loans (3)                                        $   1,385    $   1,612    $   7,081    $   7,426    $  11,234
    OREO                                                            2,073        5,837        6,133        6,318          258

Asset Quality Ratios:
    Net charge-offs to average gross loans                          0.67%        2.28%        3.32%        2.40%        0.46%
    Nonaccrual loans to year-end gross loans                        0.44%        0.78%        3.33%        2.88%        3.72%
    Nonperforming assets to year-end assets (4)                     0.75%        1.87%        3.24%        2.96%        2.49%
    Allowance for possible loan losses to year-end
       gross loans                                                  1.81%        2.56%        5.08%        2.66%        1.52%
    Allowance for possible loan losses to nonaccrual loans        414.01%      329.88%      152.53%       92.36%       40.72%

Selected Performance Ratios:
    Return on average assets                                        0.19%        0.67%       -0.59%       -0.30%        0.55%
    Return on average shareholders' equity                          2.14%        6.59%       -8.90%       -4.42%        7.41%
    Average shareholders' equity to average assets                  8.87%       10.15%        6.61%        6.73%        7.42%
    Dividend payout ratio                                           0.00%        0.00%        0.00%        0.00%       28.88%
    Noninterest expense to average assets                           5.09%        5.90%        5.61%        5.03%        4.79%
    Net interest margin (5)                                         5.30%        5.75%        4.82%        5.27%        5.73%

Company Capital Ratios:
    Leverage                                                        9.08%       10.74%        6.09%        6.30%        6.60%
    Tier 1 risk-based capital                                      10.75%       15.72%        8.89%        9.10%        8.40%
    Total capital                                                  12.01%       16.98%       10.18%       10.60%        9.70%

Bank Capital Ratios:
    Leverage                                                        8.59%        8.86%        6.09%        6.30%        6.60%
    Tier 1 risk-based capital                                      10.14%       12.96%        8.89%        9.10%        8.40%
    Total capital                                                  11.39%       14.22%       10.18%       10.60%        9.70%
- --------------------------------------------------------------------------

(1) All book value per share data are based on the number of shares outstanding at year end

(2) Excludes the effect of stock options as common stock equivalents as such effect was antidilutive for 1992 and 1993, and immaterial for 1991, 1994 and 1995.

(3) Includes loans with modified terms of $125 thousand in 1995, $100 thousand in 1994, and $1.4 million in 1993. The Company has no loan 90 days past due and still accruing interest.

(4) Includes nonaccrual loans, other real estate acquired by the Bank through foreclosure or deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure.

(5) Computed on tax-equivalent basis for 1992 and 1991. The Company had no investments in tax-exempt municipal securities for 1995, 1994 and 1993.

PART II.
ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion presents information about the results of operations, financial condition, liquidity and capital resources of SC Bancorp and its subsidiary, Southern California Bank (together, the "Company"). This information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto, and the accompanying quarterly unaudited consolidated financial statements and notes thereto. Reference is also made to Item 1 of the Company's annual report on Form 10-K, which provides certain additional financial information regarding the Company. Copies of the Form 10-K are available without charge on written request directed to Southern California Bank, Finance Department, P.O. Box 588, La Mirada, CA 90637-0588.

Two significant events impacting operating results for 1995 were the acquisition of the corporate and private banking loans and deposits of Independence One Bank of California, F.S.B. ("IOBC") on April 30, 1995, and the 1995 Restructuring in the third quarter discussed below. The Bank acquired $72.4 million in loans and $34.7 million of deposits from IOBC. Funds for the acquisition were generated through a $5.0 million capital infusion from SC Bancorp and the TCD promotion held during the first quarter of 1995. Reference is made to the registrant's Form 8-K/A, dated April 30, 1995, copies of which are available on request as noted above, for additional discussion of the IOBC transaction. The 1995 Restructuring involved the sale of two branches, consolidation of selected operations, reductions in staff and securities sales. The goal of the restructuring was to improve operating efficiencies and to provide additional liquidity for future loan growth.

Results Of Operations

The Company reported net income of $869 thousand for 1995 compared to net income of $2.7 million for 1994, and a net loss of $2.7 million for 1993. Net income for 1995 reflects approximately $1.7 million of restructuring charges and losses before tax, a $600 thousand additional loan loss provision specific to the collateral valuation on two commercial real estate loans also recorded in the third quarter, and a $408 thousand nonrecurring adjustment to interest expense in the first quarter for deferred compensation plans. These expenses and losses are partially offset by a $407 thousand gain in the first quarter resulting from a benefit payment received on corporate owned life insurance which is reflected in noninterest income; a refund of FDIC insurance premiums of approximately $239 thousand which is reported in noninterest expense as an offset to insurance premium expense; and a gain on sale of loans of approximately $145 thousand which is also reported in noninterest income. The previous year's results include a $448 thousand gain on the sale of the Company's headquarters building, a $215 thousand gain on the sale of loans, and a $850 thousand reversal of previously recorded allowance for possible loan losses. The net loss during 1993 was primarily attributable to large provisions for loan losses and writedowns of OREO, reduced interest income due to a change in balance sheet composition from higher-yielding loans to investment securities, and approximately $960 thousand of nonrecurring expenses recorded for branch consolidations in conjunction with the 1993 Restructuring.

Net interest income increased $1.2 million to $21.4 million for the year ended December 31,1995, from $20.1 million a year ago. Most of the increase was due to higher average loan balances, which increased $58.1 million over 1994 largely due to the purchase of the IOBC loans as well as guaranteed portions of SBA loans. Net interest income increased slightly, by $28 thousand, in 1994 from $20.1 million in 1993, despite the $67.1 million decrease in average earning assets to $350.0 million for 1994 from $417.1 million for 1993. Yields on prime-based loans, however, increased as a result of increases in the national prime rate of nearly 2.5% during 1994.

Although net interest income increased $1.2 million from 1994, the Company's net interest margin decreased to 5.30% for the year ended December 31, 1995, compared to 5.75% for the prior year and 4.82% for 1993. The decrease in the net interest margin can be attributed to higher interest expense due to an adjustment recorded on the Company's deferred compensation plans and increased interest expense associated with the TCD program that provided funding for the IOBC transaction. Most of these TCDs matured in September 1995, and many were renewed at significantly lower rates. The increase in the net interest margin for 1994 as compared to 1993 reflects the significant increases in market rates during 1994.

Noninterest income was $5.0 million, $6.7 million, and $13.9 million for the years ended December 31, 1995, 1994, and 1993, respectively. As part of the 1995 Restructuring, the Company sold approximately $27.0 million of its investment securities classified as available-for-sale and realized a loss of approximately $620 thousand. Other fee income also declined compared to the prior year due to reductions in merchant bankcard fee income. Noninterest income for 1994 included nonrecurring gains on the sale of assets as discussed above. Noninterest income in 1993 included approximately $7.1 million in gains on sales of securities from the restructuring of the Company's investment securities portfolio.

Operating expenses, excluding 1995 restructuring charges of $948 thousand, decreased from $23.9 million for the year ended December 31, 1994, to $22.3 million for the year ended December 31, 1995. The decrease in operating expense largely occurred in the OREO, FDIC assessment and merchant bankcard expense categories. Operating expenses, excluding 1993 restructuring charges of $944 thousand for branch consolidations, decreased $1.2 million from $25.1 million for the year ended December 31, 1993 to $23.9 million for the year ended December 31, 1994. Most of the decreases were in salaries and benefits, occupancy, furniture and equipment, OREO, and merchant bankcard expenses.

Total assets at December 31,1995, were $461.7 million, an increase of 15.8% from $398.6 million at year-end 1994. Total deposits at December 31,1995, were $406.8 million, an increase of 19.7% from $339.9 million at year-end 1994. The increase in assets is primarily attributable to the IOBC loan purchase, and to SBA loan purchases completed during the last quarter of 1995. Approximately half of the increase in deposits resulted from the IOBC purchase, with the remaining increase coming from the promotional TCD program in the first quarter of 1995.

The following table provides a summary comparison of assets and liabilities in the Company's consolidated balance sheets and the percentage distribution of these items for the dates indicated:

- ------------------------------------------------------------------------------------------------------------------------------
December 31,                                         1995                         1994                          1993
- ------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                    Balance             %        Balance              %        Balance              %
- ------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents               $  29,088            6.3%     $  31,118            7.8%     $  23,564            5.8%
Investment securities                      94,030           20.4%       131,881           33.1%       149,543           36.7%
Loans, net                                310,576           67.3%       202,072           50.7%       201,333           49.3%
Prentises and equipment, net                9,734            2.1%        10,254            2.6%        10,096            2.5%
Other real estate owned, net                2,073            0.4%         5,837            1.4%         6,133            1.5%
Accrued interest receivable                 4,297            0.9%         4,330            1.1%         3,971            1.0%
Other assets                               11,885            2.6%        13,063            3.3%        13,249            3.2%
- ------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                       $ 461,683          100.0%     $ 398,555          100.0%     $ 407,889          100.0%
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing deposits       $ 130,378           28.2%     $ 118,020           29.6%     $ 107,861           26.4%
     Interest-bearing demand
       & savings deposits                 130,301           28.2%       147,552           37.0%       171,056           41.9%
     Time certificates of deposit         146,132           31.7%        74,367           18.7%        89,471           22.0%
- ------------------------------------------------------------------------------------------------------------------------------
          Total deposits                  406,811           88.1%       339,939           85.3%       368,388           90.3%
- ------------------------------------------------------------------------------------------------------------------------------

Borrowed funds and other
    interest-bearing liabilities            6,407            1.4%        13,771            3.5%         8,533            2.1%
Accrued interest payable
     and other liabilities                  2,953            0.6%         3,001            0.7%         2,506            0.6%
Total Shareholders' Equity                 45,512            9.9%        41,844           10.5%        28,462            7.0%
- ------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES
           AND SHAREHOLDERS' EQUITY     $ 461,683          100.0%     $ 398,555          100.0%     $ 407,889          100.0%
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------

Liquidity

Liquidity management involves the Company's ability to meet the cash flow requirements of its customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Company's liquid assets consist of cash and cash equivalents, and investment securities, excluding those pledged as collateral. It is the Company's policy to maintain a liquidity ratio (liquid assets to liabilities) of between 20% and 40%, and to limit gross loans to no more than 85% of deposits. At December 31,1995, the Company's ratios were well within these guidelines: the liquidity ratio was 25.3% and the loan to deposit ratio was 77.9%.

The Company maintains short-term sources of funds to meet periodic planned and unplanned increases in loan demand and deposit withdrawals and maturities. The initial source of liquidity is the excess funds sold daily to other banks in the form of Federal funds. Besides cash and cash equivalents, the Company maintains a portion of its investment securities portfolio as available-for-sale. Available-for-sale securities can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. As part of its restructuring plan, the Company liquidated a portion of its available-for-sale investment securities portfolio during the year ended December 31, 1995. These securities sales were undertaken to provide a funding source for loan growth, and to strengthen the Bank's funding mix. The Company's liquid assets were $101.3 million at December 31,1995, compared to $125.3 million at December 31, 1994.

Secondary sources of liquidity include reverse repurchase agreements to borrow cash for short to intermediate periods of time using the Company's available-for-sale securities as collateral and Federal funds lines of credit that allow the Company to temporarily borrow an aggregate of up to $25.0 million from three commercial banks. At December 31,1995, the Company had approximately $81.7 million in unpledged securities that could be used for reverse repurchase agreements. Federal funds arrangements with correspondent banks are subject to the terms of the individual arrangements and may be terminated at the discretion
of the correspondent bank.   Secondary sources of liquidity also include short-
term borrowings at the Federal Reserve Bank and the Federal Home Loan Bank.

Capital Resources

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset risk profile and off balance sheet exposures, such as unused loan commitments and standby letters of credit. The regulations require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders' equity and perpetual preferred stock, less goodwill and certain other deductions, with the remaining, or Tier 2, capital consisting of other elements, primarily subordinated debt, mandatory convertible debt, and grandfathered senior debt, plus the allowance for loan losses, subject to certain limitations. As of December 1992, the risk-based capital rules were further supplemented by a leverage ratio, defined as Tier 1 capital divided by quarterly average assets after certain adjustments. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate exposure), excellent asset quality, high liquidity, and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4 to 5 percent, depending on their particular condition and growth plans. Higher capital ratios can be mandated by the regulators if warranted by the particular circumstances or risk profile of a banking organization. In the current regulatory environment, banking companies must stay well capitalized, as defined in the banking regulations, in order to receive favorable regulatory treatment on acquisitions and favorable risk-based deposit insurance assessments. Management seeks to maintain capital ratios in excess of the regulatory minimums. Prior to December 1994, the Bank was required to attain a minimum leverage ratio of 7.0% under the conditions of a Memorandum of Understanding ("MOU") the Bank entered into with the FDIC and the California State Banking Department in November 1993. The FDIC and State Banking Department released the Bank from the MOU effective February 15, 1995. As of December 31, 1995, the capital ratios of the Company and the Bank exceeded the well capitalized thresholds prescribed in the rules.

The following table sets forth the Company's and the Bank's risk-based capital and leverage ratios at December 31, 1995:


                                            Company                                      Bank
- ----------------------------------------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)            Amount                 %               Amount                    %
- ----------------------------------------------------------------------------------------------------------------
  Leverage ratio                $     42,126               9.08%        $     39,727               8.59%
     Regulatory minimum               18,552               4.00%              18,493               4.00%
     Excess                           23,574               5.08%              12,234               4.59%
  Risk-based ratios
     Tier 1 capital             $     42,126  (a)         10.75%  (b)   $     39,727  (a)         10.14%  (b)
     Tier 1 minimum                   15,671               4.00%  (c)         15,671               4.00%  (c)
     Excess                           26,455               6.75%              24,056               6.14%

     Total capital              $     47,034  (d)         12.01%  (b)   $     44,634  (d)         11.39%  (b)
     Total capital minimum            31,342               8.00%              31,342               8.00%
     Excess                           15,692               4.01%              13,292               3.39%
- ----------------------------------------------------------------------------------------------------------------

(a) Includes common shareholders' equity (excluding unrealized losses on available-for-sale securities) less goodwill. The Tier 1 capital ratio is adjusted for the disallowed portion of deferred tax assets, if applicable.

(b) Risk-weighted assets of $391.7 million were used to compute these percentages.

(c) Insured institutions, such as the Bank, must maintain a leverage ratio of 4% or 5%, a Tier 1 capital ratio of at least 4% or 6%, and a Total capital ratio of at least 8% or 10% in order to be categorized adequately capitalized or well-capitalized, respectively.

(d) Tier 1 capital plus the allowance for loan losses, limited to 1.25% of total risk-weighted assets.

PART II
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 1995 AND 1994
(DOLLARS IN THOUSANDS)

                                                                                     1995                1994
- ---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                       $    29,088         $    31,118
Federal funds sold-                                                                     -                   -
- ---------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                                    29,088              31,118
- ---------------------------------------------------------------------------------------------------------------
Securities held-to-maturity, at amortized cost:
      fair value 1994 - $54,680 (Note 3)                                                -              60,023
Securities available-for-sale, at fair value (Note 3)                              94,030              71,858
Loans (Notes 4 and 16)                                                            316,841             207,688
      Less: Deferred fee income                                                      (531)               (298)
            Allowance for possible loan losses                                     (5,734)             (5,318)
- ---------------------------------------------------------------------------------------------------------------
      Loans, net                                                                  310,576             202,072
- ---------------------------------------------------------------------------------------------------------------
Premises and equipment, net (Note 5)                                                9,734              10,254
Other real estate owned, net (Note 6)                                               2,073               5,837
Accrued interest receivable                                                         4,297               4,330
Other assets                                                                       11,885              13,063
- ---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $   461,683         $   398,555
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits: (Note 7)
      Interest-bearing                                                        $   276,433         $   221,919
      Noninterest-bearing                                                         130,378             118,020
- ---------------------------------------------------------------------------------------------------------------
        Total deposits                                                            406,811             339,939
- ---------------------------------------------------------------------------------------------------------------
Borrowed funds and other interest-bearing liabilities (Note 8)                      6,407              13,771
Accrued interest payable and other liabilities                                      2,953               3,001
- ---------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                 416,171             356,711
- ---------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note I 1)                                                -                   -

SHAREHOLDERS' EQUITY (NOTES 10 AND 15)
Preferred stock, no par or stated value: 10,000,000
      shares authorized; no shares issued or outstanding
Common stock, no par or stated value: 20,000,000 shares
      authorized; 7,471,505 shares issued and outstanding at
      December 31, 1995, and 7,468,505 shares issued and
      outstanding at December 31, 1994                                             37,658              37,643
Retained earnings                                                                   8,600               7,731
Unrealized loss on available-for-sale securities, net of taxes                       (746)             (3,530)
- ---------------------------------------------------------------------------------------------------------------
      Total Shareholders' Equity                                                   45,512              41,844
- ---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $   461,683         $   398,555
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                1995                1994                1993
- ------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                               $    25,960         $    18,971         $    20,212
Interest on investment securities                                              6,299               7,166               9,054
Interest on Federal funds sold                                                 1,137                 283                 466
- ------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                    33,396              26,420              29,732
- ------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits:
     Interest-bearing demand                                                   1,451               1,363               1,487
     Savings                                                                   1,150               1,564               2,240
     Time certificates of deposit                                              8,397               3,029               4,473
- ------------------------------------------------------------------------------------------------------------------------------
     Total interest on deposits                                               10,998               5,956               8,200
- ------------------------------------------------------------------------------------------------------------------------------
Other interest expense                                                         1,017                 323               1,419
- ------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                   12,015               6,279               9,619
- ------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                           21,381              20,141              20,113
Provision for (recovery of) possible loan losses (Note 3)                      1,539                (850)             11,750
- ------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses                  19,842              20,991               8,363
- ------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
     Service charges on deposit accounts                                       1,727               1,754               1,779
     Other fees and charges                                                    2,542               2,637               3,162
     Merchant bankcard income                                                    518               1,249               1,631
     Net (loss) gain on sales of investment securities                          (620)                 17               7,074
     Other gains on sales of assets, net                                          58                 624                   4
     Other income                                                                788                 419                 293
- ------------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                                  5,013               6,700              13,943
- ------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
     Salaries and employee benefits                                           10,723               9,763              10,743
     Net occupancy, furniture and equipment                                    5,273               4,666               5,129
     Professional fees                                                         1,740               1,882               1,583
     Telecommunications                                                          481                 352                 318
     Office supplies                                                             391                 436                 470
     Data processing                                                             502                 449                 448
     Merchant bankcard                                                           475               1,013               1,424
     FDIC assessment                                                             498               1,006                 888
     Insurance                                                                   348                 436                 399
     Goodwill amortization                                                       821                 211                 167
     Other real estate owned                                                     219               1,832               2,897
     Advertising and promotion                                                   772                 613                 576
     Postage and delivery                                                        586                 543                 415
     Other operating   expense                                                   464                 650                 567
- ------------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                                23,293              23,852              26,024
- ------------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes (benefits)                     1,562               3,839              (3,718)
Provision for income taxes (benefits)                                            693               1,134              (1,026)
- ------------------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of change in accounting principle         869               2,705              (2,692)
     Cumulative effect of change in accounting principle, net of tax               -                   -                 (41)
- ------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                        $       869         $     2,705             $(2,733)
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                                  7,469               5,507               3,469
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share                                                $      0.12         $      0.49         $     (0.79)
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(DOLLARS AND SHARES OUTSTANDING IN THOUSANDS)

                                                                                           UNREALIZED LOSS
                                                                                           ON AVAILABLE-FOR
                                                       COMMON        STOCK     RETAINED    SALE SECURITIES,
                                                       SHARES       AMOUNT     EARNINGS       NET OF TAX         TOTAL
- --------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1993                                3,469     $ 23,436     $  7,759      $        -         $ 31,195
      Net loss                                                                   (2,733)                          (2,733)
- --------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                              3,469       23,436        5,026               -           28,462
      Common stock issued                               4,000       14,207                                        14,207
      Unrealized loss on available-for-sale securities                                           (3,530)          (3,530)
      Net income                                                                  2,705                            2,705
- --------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                              7,469       37,643        7,731          (3,530)          41,844
      Common stock issued                                   3           15                                            15
      Unrealized loss on available-for-sale securities                                            2,784            2,784
      Net income                                                                    869                              869
- --------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                              7,472     $ 37,658     $  8,600      $     (746)        $ 45,512
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(DOLLARS IN THOUSANDS)

                                                                                   1995                1994                1993
- ---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                          $    869            $  2,705            $ (2,733)
    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Loss (gain) on sale of available-for-sale investment securities              620                 (17)             (7,074)
       Net amortization of premiums on investment securities                      2,165               1,695               2,319
       Provision for (recovery of) possible loan losses                           1,539                (850)             11,750
       Gain on sale of loans                                                       (145)               (215)                  -
       Net amortization of deferred fees and unearned income on loans                29                  24                (351)
       Depreciation and amortization                                              2,876               2,106               2,053
       Gain on sale of fixed assets and other assets                                 (1)               (409)                 (4)
       Provision for loss on other real estate owned                                128               1,182               2,487
       (Gain)/loss on sale of other real estate owned                              (130)                 (5)                258
       (Benefit) provision for income taxes                                        (541)              1,492              (1,344)
       Increase in accrued interest receivable and other assets                    (404)                (16)             (4,479)
       (Decrease)/increase in accrued interest payable and other liabilities       (198)                645              (1,046)
- ---------------------------------------------------------------------------------------------------------------------------------
                        Net cash provided by operating activities                 6,807               8,337               1,836
- ---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of available-for-sale investment securities               26,860               5,245             310,669
    Proceeds from sale of investment securities held-for-sale                       -                   -                57,535
    Proceeds from maturities of available-for-sale investment securities          6,000              10,295               5,596
    Proceeds from maturities of held-to-maturity investment securities            7,530                 -                   -
    Purchase of investment securities available-for-sale                         (1,206)             (4,946)           (282,445)
    Purchase of investment securities held-to-maturity                              -                   -               (71,597)
    Proceeds from sale of loans                                                   2,084                 -                   -
    Purchase of IOBOC loans                                                     (71,576)                -                   -
    Purchase of other loans                                                     (26,432)                -                   -
    Loans funded, net of payments received                                      (15,823)             (3,283)             30,474
    Proceeds from sale of fixed assets and other assets                               1                 932                  20
    Purchase of Fixed assets                                                     (1,535)             (2,576)             (3,856)
    Proceeds from sale of other real estate owned                                 5,689               2,704               4,581
- ---------------------------------------------------------------------------------------------------------------------------------
                   Net cash (used in) provided by operating activities          (68,408)              8,371              50,977
- ---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Rights Offering                                                   -                14,207                 -
    Proceeds from exercise of stock options                                          15                 -                   -
    Purchase of IOBOC interest-bearing deposits                                  14,965                 -                   -
    Purchase of IOBOC noninterest-bearing deposits                               19,762                 -                   -
    (Decrease)/increase in demand deposits, NOW and savings accounts            (36,853)            (13,344)             11,158
    Increase/(decrease) in time certificates of deposit                          68,998             (15,105)            (46,666)
    (Decrease)/increase in other borrowings                                      (7,316)              5,088             (17,641)
- ---------------------------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) financing activities           59,571              (9,154)            (53,149)
- ---------------------------------------------------------------------------------------------------------------------------------
(Decrease)/increase in cash and cash equivalents                                 (2,030)              7,554                (336)
Cash and cash equivalents, beginning of period                                   31,118              23,564              23,900
- ---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $ 29,088            $ 31,118            $ 23,564
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(DOLLARS IN THOUSANDS)

                                                                                     1995           1994           1993
- -------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
     Unrealized loss on investment securities available-for-sale, net of tax      $ 2,784        $ 3,530        $   -
     Transfer of loans to OREO                                                      1,821          3,585          7,557
     Assumption of senior liens on OREO                                               102            -               91
     Transfer of held-to-maturity securities to available-for-sale                 51,991            -              -
     Transfer of held-to-maturity securities to held-for-sale                         -              -           11,227


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
SC Bancorp, a bank holding company (the "Company"), and its subsidiary, Southern California Bank, a California state-chartered bank (the "Bank"), operates 17 branches in Southern California. The Company's primary source of revenue is providing loans to customers, who are predominantly small and mid-sized businesses. The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the banking industry. The following are descriptions of the more significant of these policies:

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS:
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:
For cash flow reporting purposes, cash and due from banks and Federal funds sold are considered cash and cash equivalents.

SECURITIES:
The Company's securities portfolio includes U.S. Treasury and U.S. federal agency securities, most of which are mortgage-backed securities. The Company has classified its investment securities as held-to-maturity or as available-for-sale; the Company has no trading account assets.

Securities are classified as available-for-sale when the Company intends to hold the securities for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity demands, regulatory capital considerations, and other similar factors. Securities classified as available-for-sale are reported at their fair values. Unrealized holding gains and losses on securities available-for-sale are reported, net of tax, as a separate component of shareholders' equity. Realized gains and losses from the sales of available-for-sale securities are reported separately in the statements of operations. The cost basis of available-for-sale securities is recorded using the specific identification method.

In January 1995, the FDIC issued a final rule excluding unrealized holding gains and losses on available-for-sale debt securities from the calculation of Tier 1 capital. At December 31, 1995, the Company's available-for-sale portfolio had a net unrealized loss of $1.3 million. The tax-effected reduction to shareholders' equity at December 31, 1995, was $746 thousand.

Securities are classified as held-to-maturity when the Company has both the intent and ability to hold the securities to maturity on a long-term basis. Securities held-to-maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the securities.

Ordinarily, transfers of securities from held-to-maturity to available-for-sale are not permitted. However, under a special one-time exemption authorized by the Financial Accounting Standards Board that allowed companies to reclassify their investment securities portfolio categories, the Company reclassified its entire held-to-maturity investment portfolio to the available-for-sale category in December 1995. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, held-to-maturity investment securities were transferred to available-for-sale at their fair market values. The net result of the transfer was an aggregate unrealized net loss of $910 thousand at December 31, 1995.

LOANS-ALLOWANCE FOR POSSIBLE LOAN LOSSES AND INCOME RECOGNITION:
A certain degree of risk is inherent in the extension of credit. Credit losses arise primarily from the loan portfolio, but may also be derived from other credit-related sources, including commitments to extend credit, guarantees, and standby letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Actual credit losses and other charges, net of recoveries, are deducted from the allowance for possible loan losses. Other charges to the allowance primarily include amounts related to loan foreclosures at the time of transfer to other real estate owned. A provision for possible loan losses, which is a charge against earnings, is added to the allowance based on management's assessment of certain factors including, but not necessarily limited to, estimated losses from loans and other credit arrangements; general economic conditions; deterioration in pledged collateral; historical loss experience; and trends in portfolio volume, maturity, composition, delinquencies, and nonaccruals.

The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures-An Amendment of FASB Statement No. 114," effective January 1, 1995. This statement prescribes that a loan is impaired when it is probable that the creditor will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. This statement generally requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company has determined that the combined effect of adoption of SFAS No. 114 and No. 118 was immaterial to the consolidated financial statements due to the Company's pre-existing methodology for calculating its allowance for possible loan losses, which is based on the value of the underlying collateral of "impaired" loans, as defined by SFAS No. 114.

Impaired loans include loans placed on nonaccrual status. Nonaccrual loans are those which are past due 90 days as to either principal or interest, or earlier when payment in full of principal or interest is not expected. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income. Thereafter, interest income is no longer recognized and the full amount of all payments received, whether principal or interest, are applied to the principal balance of the loan. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current, and full payment of principal and interest is expected.

Loans are generally carried at the principal amount outstanding, net of unearned discounts and deferred fees. Purchased loans are generally carried at the principal amount outstanding, net of any unamortized discounts or premiums. Interest on loans, other than installment loans, is calculated using the simple interest method. Interest income on discounted loans is generally recognized over the estimated life of the loans based on methods that approximate the interest method. Net deferred loan origination fees are amortized to interest income over the contractual lives of the related loans using the interest method.

PREMISES AND EQUIPMENT:
Premises and equipment are stated at cost, less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the assets or the lease terms. Sublease rental income is reported in noninterest expense. Net gains and losses on disposal or retirement of premises and equipment are reported in net gains and losses on sales of assets.

OTHER REAL ESTATE OWNED:
Other real estate owned ("OREO") is recorded at fair value at the time of foreclosure. Initial losses on properties acquired through foreclosure are treated as credit losses at the time of transfer to OREO. Routine holding costs, net of any income and net gains and losses on disposal, are reported in the consolidated statements of operations as noninterest expense. Allowances for OREO losses are recorded for any subsequent declines in fair values.

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS:
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired. The Company amortizes goodwill over its estimated useful life, not to exceed 15 years.

Core deposit intangibles are amortized using the straight-line method based on the estimated runoff of the related deposits. Other identifiable intangible assets are amortized using the interest method or on a straight-line basis over their estimated periods of benefit. Goodwill and identifiable intangible assets are reported as part of other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES:
The Company files a consolidated Federal income tax return and a combined California state franchise tax return. Deferred income taxes, which are reported with other assets, result from the recognition of income and expense items in different periods for tax and financial reporting purposes.

SFAS No. 109, "Accounting for Income Taxes," requires an asset and liability approach for determining the amount of income taxes for financial reporting. A current or deferred tax liability or asset is measured based on the amount of taxes calculated at the current effective tax rates or refundable currently or in future years. If it is more likely than not that any of a deferred tax asset will not be realized, the statement requires a valuation allowance to be recorded.

The Company adopted SFAS No. 109 as of January 1, 1993. As a result of this adoption, a cumulative effect adjustment of $41 thousand was recorded in 1993.

EARNINGS PER SHARE:
The computation of earnings per share is based on the weighted average number of shares and common stock equivalents outstanding during the year. Outstanding stock options were not considered common stock equivalents for 1995 or 1993 because they had an antidilutive effect; outstanding stock options were also not included as common stock equivalents for 1994 because their effect was immaterial.

STOCK-BASED COMPENSATION:
The Company maintains a stock option plan for the benefit of its executives. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which encourages companies to account for stock-based compensation awards at their fair values at the date the awards are granted. This statement does not require the application of the fair value method and allows the continuance of the current accounting method, which requires accounting for stock-based compensation awards at their intrinsic value, if any, as of the grant date.

The accounting and disclosure requirements of this statement are effective for
financial statements at various dates beginning after December 15, 1995.   The
Company has elected not to adopt the fair value provisions of this statement.

INTEREST RATE SWAP AGREEMENTS:
The Company has entered into two interest rate swap agreements in the management of its interest rate exposure. Revenue or expense associated with these agreements, which are intended to convert the interest-rate characteristics of interest-bearing assets, are accounted for on an accrual basis and recognized as an adjustment to interest income, based on the interest rates currently in effect for such contracts.

RECLASSIFICATIONS:
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Withdrawal and usage restrictions exist on a portion of the funds of the Company, the majority of which arise from the requirements of the Federal Reserve Board to maintain a certain average balance. Such restricted funds amounted to approximately $3.0 million and $3.5 million at December 31, 1995 and 1994, respectively. These funds are included in Cash and Due from Banks in the accompanying consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities as of December 31, 1995, and 1994, are as follows:

(DOLLARS IN THOUSANDS)                                                                    DECEMBER 31, 1995
- -----------------------------------------------------------------------------------------------------------
                                                                   Gross          Gross         Estimated
                                                   Amortized     Unrealized     Unrealized        Fair
                                                      Cost         Gains         (Losses)         Value
                                                   ---------     ----------     -----------     ---------
AVAILABLE-FOR-SALE:
US Treasury securities and obligations
   of US government agencies                     $   42,036    $         -    $      (363)    $   41,673
Mortgage-backed securities                           52,062              -           (910)        51,152
FHLB stock                                            1,205              -              -          1,205
- -----------------------------------------------------------------------------------------------------------
                      Total                      $   95,303    $         -    $    (1,273)    $   94,030
===========================================================================================================

(DOLLARS IN THOUSANDS)                                                                    DECEMBER 31, 1994
- -----------------------------------------------------------------------------------------------------------
                                                                   Gross          Gross         Estimated
                                                   Amortized    Unrealized      Unrealized        Fair
                                                      Cost         Gains         (Losses)         Value
                                                   ---------     ----------     -----------     ---------
HELD-TO-MATURITY:
US Treasury securities and obligations
   of US government agencies                     $       59    $         -    $         -     $       59
Mortgage-backed securities                           59,964    $         -         (5,343)        54,621
- -----------------------------------------------------------------------------------------------------------
                       Total                     $   60,023    $         -    $    (5,343)    $   54,680
===========================================================================================================

(DOLLARS                                                                                  DECEMBER 31, 1994
- -----------------------------------------------------------------------------------------------------------
                                                                   Gross          Gross         Estimated
                                                   Amortized    Unrealized      Unrealized        Fair
                                                      Cost         Gains         (Losses)         Value
                                                   ---------     ----------     -----------     ---------
AVAILABLE-FOR-SALE:
US Treasury securities and obligations
    of US government agencies                    $   77,249    $         2    $    (5,393)    $   71,858
- -----------------------------------------------------------------------------------------------------------
                       Total                     $   77,249    $         2    $    (5,393)    $   71,858
===========================================================================================================


Investment securities with a carrying value of $18.6 million and $22.3 million were pledged to secure public deposits and as collateral for other borrowings as required by law at December 31, 1995 and 1994, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 1995 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to mortgage-backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 3 - INVESTMENT SECURITIES (CONTINUED)

                                                                        Maturing in
- ------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                           Over one        Over five
                                                     One year   year through    years through     Over
DECEMBER 31, 1995                                    or less     five years      ten years      ten years       Total
                                                     --------   ------------    -------------   ---------      ---------
    Available-for-sale, amortized cost              $     -      $  86,283       $  7,815       $  1,205      $  95,303
    Available-for-sale, estimated fair value        $     -      $  85,233       $  7,592       $  1,205      $  94,030
- ------------------------------------------------------------------------------------------------------------------------

Proceeds from sales of investments in securities during 1995, 1994 and 1993 were $26.9 million, $5.2 million, and $368.2 million, respectively. Gross gains of $17 thousand, and $7.1 million were realized on those sales in 1994 and 1993, respectively. Gross losses of $620 thousand and $54.0 thousand were realized on the sales in 1995 and 1993, respectively; no gross gains were realized from sales in 1995, and no gross losses were realized from sales in 1994.

NOTE 4 - LOANS

Loans outstanding at December 31, 1995, and 1994, are summarized as follows:

- --------------------------------------------------------------------------------
     December 31.                           1995        %      1994         %
- --------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Commercial                              $147,230   46.47% $ 79,369     38.22%
Real estate, construction                  4,416    1.39%       30      0.01%
Real estate, mortgage                    107,662   33.98%   83,712     40.31%
Consumer                                  57,533   18.16%   44,577     21.46%
- --------------------------------------------------------------------------------
                    Gross loans          316,841  100.00%  207,688    100.00%
                                                  ------              ------
                                                  ------              ------
    Deferred fee income                     (531)             (298)
    Allowance for possible loan losses    (5,734)           (5,318)
- --------------------------------------------------        --------
                    Loans, net          $310,576          $202,072
- --------------------------------------------------        --------
- --------------------------------------------------        --------

No industry constitutes a concentration in the Bank's loan portfolio.

The Bank commonly accepts real estate as abundance of collateral in extending credits for commercial purposes. Real estate mortgage loans generally comprise medium-term loans secured by first or second deeds of trust on real estate located in the state of California. The Bank's lending area formerly experienced adverse economic conditions that have resulted in declines in real estate values. These factors adversely affected some borrowers' ability to repay loans. Although management believes the level of the allowance for possible loan losses as of December 31, 1995, is adequate to absorb losses inherent in the loan portfolio, additional declines in real estate values and the general economy may result in increasing losses that cannot be reasonably predicted at this date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 4 - LOANS (CONTINUED)

The changes in the allowance for possible loan losses are as follows:

    (DOLLARS IN THOUSANDS)                         1995      1994      1993
- --------------------------------------------------------------------------------
    Average balance of gross loans outstanding   $261,631  $203,507  $ 235,414
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
    Gross loan balance at December 31.           $316,841  $207,688  $ 212,402
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
    Allowance at January 1,                      $  5,318  $ 10,800  $   6,859
    Charge-offs:
         Commercial                                   834     2,004      3,704
         Real estate                                1,227     3,453      4,488
         Consumer                                     587       362        381
- --------------------------------------------------------------------------------
                       Total charge-offs            2,648     5,819      8,573
    Recoveries:
         Commercial                                   587       915        607
         Real estate                                  129       215          4
         Consumer                                     192        57        153
- --------------------------------------------------------------------------------
                        Total recoveries              908     1,187        764

    Net  charge-offs                                1,740     4,632      7,809
    Provision (recovery) charged (credited)
         to  expense                                1,539      (850)    11,750
    Allowance on purchased loans                      617         -          -
- --------------------------------------------------------------------------------
    Allowance at December 31 -                     $5,734    $5,318    $10,800
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
    Ratio of allowance for loan losses to loans
         outstanding at December 3 1,               1.81%     2.56%      5.08%
    Ratio of allowance for loan losses to
         nonaccrual loans at December 3 1,        414.01%   329.88%    152.53%
    Ratio of net charge-offs to average loans       0.67%     2.28%      3.32%

Loans on nonaccrual status were approximately $1.4 million, $1.6 million and $7.1 million at December 31, 1995, 1994 and 1993, respectively. Interest income that would have been collected on these loans had they performed in accordance with their original terms, was approximately $207 thousand, $93 thousand, and $550 thousand for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995, the Bank had classified $1.5 million of its loans as impaired with a specific reserve of $143 thousand determined in accordance with SFAS No. 114. The average recorded investment in impaired loans during the year ended December 31, 1995 was $3.2 million. The Bank collected cash totaling $1.3 million on impaired loans during the same period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 5 - PREMISES AND EQUIPMENT

The following schedule sets forth the cost and accumulated depreciation and amortization of premises and equipment at December 31, 1995 and 1994:

    (DOLLARS in thousands)                  1995            1994
- --------------------------------------------------------------------------------
Land                                     $  2,122        $  2,122
Buildings and improvements:
  Owned                                     3,688           3,688
  Capital leases                              401             384
Furniture, fixtures, and equipment         11,810          10,689
Leasehold improvements                      5,598           5,524
- --------------------------------------------------------------------------------
Total                                      23,619          22,407
Less: accumulated depreciation and
  amortization                            (13,885)        (12,153)
- --------------------------------------------------------------------------------
Premises and equipment, net              $  9,734       $  10,254
- --------------------------------------------------------------------------------

Depreciation was approximately $2.1 million, $1.9 million, and $1.9 million for the years ended December 31, 1995, 1994 and 1993. The Bank's former head office facility was sold in 1994, which resulted in a gain of $414 thousand.

NOTE 6 - OTHER REAL ESTATE OWNED

The components of other real estate owned (OREO) at December 31, 1995 and 1994 are as follows:


(DOLLARS in THOUSANDS)                                  1995      1994
- --------------------------------------------------------------------------------
Other real estate owned - foreclosure               $ 4,243   $ 6,003
Insubstance foreclosure (a)                              -     2,595
- --------------------------------------------------------------------------------
                                                      4,243     8,598
Less: allowance for losses and selling expenses      (2,170)   (2,761)
- --------------------------------------------------------------------------------
Other real estate owned - net                       $ 2,073   $ 5,837
- --------------------------------------------------------------------------------

(a) Insubtance foreclosures are those in which the Bank controls the collateral even though formal foreclosure proceedings have not been instituted against the borrower.

The changes in the allowance for OREO losses and selling expenses for the years ended December 31, 1995 and 1994 were as follows:

(DOLLARS IN THOUSANDS)                        1995           1994
- --------------------------------------------------------------------------------
Balance at January 1,                      $2,761         $1,770
      Provisions charged to expense           128          1,182
      Sales, charge-offs                     (719)          (191)
- --------------------------------------------------------------------------------
Balance, December 31,                      $2,170         $2,761
- --------------------------------------------------------------------------------

NOTE 7 - DEPOSITS

Time certificates of deposit in denominations of $100,000 or more totaled $46.4 million and $29.2 million as of December 31, 1995 and 1994, respectively, of which approximately $891 thousand represented brokered deposits at year end 1994. Interest paid on deposit accounts totaled $10.7 million, $6.2 million, and $8.5 million in 1995, 1994, and 1993, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 8 - BORROWED FUNDS AND OTHER INTEREST-BEARING LIABILITIES

Borrowed funds and other interest-bearing liabilities at December 31, 1995 and 1994 were as follows:

(DOLLARS IN THOUSANDS)                       1995           1994
- --------------------------------------------------------------------------------
Federal funds purchased                  $      -     $    8,000
Treasury, tax and loan (TT&L)               4,883          4,584
Deferred compensation                       1,165          1,037
Capital lease obligations                     257            150
Other                                         102
- --------------------------------------------------------------------------------
                                         $  6,407     $   13,771
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

TT&L balances fluctuate based on the amounts deposited by customers and the amounts called for payment by the Federal Reserve Bank. The Bank's limit on its TT&L at the Federal Reserve Bank is $6.0 million. Any amounts in excess of this limit will generally be automatically withdrawn by the Federal Reserve Bank the following day.

Interest paid on borrowed funds and other interest-bearing liabilities totaled $400 thousand, $294 thousand, and $1.5 million for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 9 - INCOME TAXES

The provision for income taxes (benefits) consists of the following:

(DOLLARS IN THOUSANDS)                                  YEARS ENDED DECEMBER 31,
- --------------------------------------------------------------------------------
                                                     1995       1994       1993
- --------------------------------------------------------------------------------
Current - State                                  $    189    $    2   $      1
Current - Federal                                   1,045      (360)       317
- --------------------------------------------------------------------------------
                                                    1,234      (358)       318
- --------------------------------------------------------------------------------
Deferred - State                                     (221)     (319)       219
Deferred - Federal                                   (320)    1,811     (1,563)
- --------------------------------------------------------------------------------
                                                 $   (541)   $1,492   $ (1,344)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Provision for income taxes (benefits)            $    693    $1,134   $ (1,026)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

A reconciliation of the provision for income taxes to the amounts computed by applying the Federal statutory tax rate of 35% for 1995, 1994 and 1993 follows:


(DOLLARS IN THOUSANDS)                                                                YEARS ENDED DECEMBER 31,
- --------------------------------------------------------------------------------------------------------------
                                                                1995              1994               1993
                                                           Amount    %      Amount      %      Amount     %
- --------------------------------------------------------------------------------------------------------------
RATE RECONCILIATION
 Federal tax, based on statutory rate                      $ 547   35.00%   $1,305    35.00%  $(1,301)  35.00%
 Tax-exempt municipal interest                                (7)  -0.45%       (8)   -0.21%       (8)   0.22%
 State franchise tax, net of federal
  income tax benefits                                        125    8.00%     (211)   -5.66%      145   -3.90%
 Officer life insurance                                     (167) -10.71%      (11)   -0.29%      (16)   0.43%
 Goodwill                                                    196   12.55%       54     1.45%      -      0.00%
 Other                                                        (1)  -0.02%        5     0.13%      154   -4.14%
- --------------------------------------------------------------------------------------------------------------
Provision for income taxes (benefits)/effective tax rate   $ 693   44.37%   $1,134    30.42%  $(1,026)  27.60%
- --------------------------------------------------------------------------------------------------------------

Federal income and California state franchise taxes paid totaled $865 thousand, $152 thousand and $1.4 million in 1995, 1994 and 1993, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 9 - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The components of the Company's net deferred tax asset are as follows:

(DOLLARS IN THOUSANDS)                                             DECEMBER 31,
- --------------------------------------------------------------------------------
                                                          1995           1994
- --------------------------------------------------------------------------------
Deferred Tax Asset
 Allowances not currently deductible                    $   1,347      $   1,938
 Deferred compensation                                        955            689
 Unrealized loss on securities                                528          1,860
 Depreciation                                                 582            568
 Other                                                        709             98
- --------------------------------------------------------------------------------
 Gross deferred tax asset                                   4,121          5,153
- --------------------------------------------------------------------------------
Deferred Tax Liability
 Deductible prepaid expense                                  (301)          (389)
 Effect of state taxes on federal liability                  (209)          (270)
 Other                                                       (121)          (219)
- --------------------------------------------------------------------------------
 Gross deferred tax liability                                (631)          (878)
- --------------------------------------------------------------------------------
Net deferred tax asset                                  $   3,490      $   4,275
- --------------------------------------------------------------------------------

No valuation allowance under SFAS No. 109 was required for federal or state purposes as of December 31, 1995 or 1994, because management expects deferred tax assets to be fully realized as an offset against reversing temporary differences (which create net future tax liabilities), or through loss carrybacks.

NOTE 10 - SHAREHOLDERS' EQUITY

COMMON STOCK
During the second quarter of 1994, the Company successfully completed a rights offering which resulted in the issuance of an additional 4.0 million shares of common stock at $4.00 per share. Net proceeds of $14.2 million were realized on this offering after issuance costs of approximately $1.8 million.

STOCK OPTIONS
The total shares available under the Company's stock option plan are 650 thousand.

The following table summarizes the activity relating to the Company's stock options for the years indicated.

- --------------------------------------------------------------------------------
(NUMBER of SHARES)                       1995           1994           1993
- --------------------------------------------------------------------------------
Balance, January 1                      379,650        235,250        125,500
Options granted                         174,750        152,200        115,500
Options exercised                        (3,000)          -               -
Options expired                         (79,300)        (7,800)        (5,750)
- --------------------------------------------------------------------------------
Balance, December 31                    472,100        379,650        235,250
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Shares exercisable                      219,720        160,970         89,450
Exercise price                     $4.50-$11.87   $4.88-$11.87    $6.00-$11.87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 11 - COMMITMENTS AND CONTINGENCIES

CREDIT EXTENSION:
In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate losses as a result of these transactions. However, the commitments are a component of the estimate of the allowance for possible loan losses. Commercial and standby letters of credit totaled approximately $4.3 million and $4.5 million at December 31, 1995 and 1994, respectively. In addition, the Company had unfunded loan commitments of $85 million and $49.1 million at December 31, 1995 and 1994, respectively. All of the commitments outstanding at December 31, 1995, represent unfunded loans which bear a floating rate of interest.

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

INTEREST RATE SWAPS:
The Company has entered into two interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate loan portfolio. At December 31, 1995, the Company had outstanding one interest rate swap agreement with a commercial bank having a total notional principal amount of $50 million (Swap #1), and one interest rate swap agreement with a broker dealer having a notional principal amount of $25 million (Swap #2). The agreements were intended to reduce the Company's exposure to declines in prime lending rates by artificially converting $75 million of the Company's prime-based loans to fixed rates for the duration of the agreements. Swap #1 was entered into in September 1993. The terms of the first agreement require the Company to pay interest quarterly based on three-month LIBOR and to receive interest semi-annually at a fixed rate of 4.865%. The agreement matures in September 1998.

Swap #2 was entered into in January 1994. The terms of the second agreement require the Company to pay interest quarterly based on three-month LIBOR in arrears, and to receive interest semi-annually at a fixed rate of 5.04% through the January 1997 maturity date. The Company accrues monthly interest income and expense on the swaps, the net of which is included in income on loans. For the years ended December 31, 1995, 1994, and 1993, net interest income or (expense) of ($929 thousand), $141 thousand, and $251 thousand from the swap agreements is included in interest income on loans in the consolidated statements of operations. The Company is required to pledge collateral on the transactions. US Agency notes having a fair value of approximately $7.4 million were pledged as collateral for the agreements as of December 31, 1995. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The following table summarized the characteristics of the swap agreements as of December 31, 1995:

Interest Rate Swaps:

                        Notional     Interest Rate     Interest Rate  Unrealized     Maturity
(DOLLARS IN THOUSANDS)  Amount           Paid             Received      Loss           Date
- -------------------------------------------------------------------------------------------------
Swap #1                 $50,000        3-mo LIBOR          4.865%       $700      September, 1998
Swap #2                 $25,000        3-mo LIBOR           5.04%       $370      January, 1997
                                      (in arrears)

LEASE COMMITMENTS:
At December 31, 1995, one building lease with an amortized cost of $122.5 thousand was recorded as a capital lease and included in Premises and Equipment in the accompanying consolidated balance sheets. The Company also leases parcels of land and buildings under operating leases, which require the Company to pay all normal property taxes, insurance, and maintenance. Net rent expense for the years ended 1995, 1994 and 1993 was approximately $1.2 million, $0.9 million, and $1.4 million, respectively. The amounts recorded in 1995 and 1993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

included approximately $256 thousand and $400 thousand for restructuring charges on facilities which were closed or consolidated.

Future minimum payments required under noncancellable leases with initial or remaining terms of one year or more are as follows as of December 31, 1995:

- --------------------------------------------------------------------------------
                                          CAPITAL   OPERATING
     YEARS ENDING DECEMBER 31,            LEASES      LEASES          TOTAL
- --------------------------------------------------------------------------------
                                                 (DOLLARS IN THOUSANDS)
    1996                                 $   52      $   836        $   888
    1997                                     52          762            814
    1998                                     52          734            786
    1999                                     52          892            944
    2000                                     52          901            953
    Thereafter                              135        2,496          2,631
- --------------------------------------------------------------------------------
    Total minimum payments                 $395       $6,621         $7,016
- --------------------------------------------------------------------------------
    Less amount representing interest       141
- --------------------------------------------------------------------------------
    Present value of minimum payments      $254
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The capital lease obligation has been included in borrowed funds in the accompanying consolidated balance sheets. The payments shown above for operating leases take into consideration only one lease option that the Company intends to exercise. The Company has options to extend several of its other operating leases. However, because it is uncertain whether or not these other options will be exercised, payments for those option periods have been excluded.

BORROWING ARRANGEMENTS:
In the event that the Company experiences a temporary liquidity shortage, it has available other sources of liquidity, including reverse repurchase arrangements to borrow cash for short to intermediate periods of time using the Company's available-for-sale investment securities as collateral, Federal funds lines of credit that allow the Company to temporarily borrow an aggregate of up to $25.0 million from three commercial banks, and short-term borrowing lines of credit at the Federal Reserve Bank and Federal Home Loan Bank. Federal funds arrangements with correspondent banks are subject to the terms of the individual arrangements and may be terminated at the discretion of the correspondent bank.

LITIGATION:
The Company is party to routine litigation involving various aspects of its business. In the opinion of management, none of the pending litigation at December 31, 1995 would have a material adverse impact on the consolidated financial condition or operations of the Company.

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan that covers substantially all full-time employees. It permits voluntary contributions by employees, a portion of which is matched by the Company. The plan may acquire Company shares on the open market as part of the Company's matching contribution. The Company's expenses relating to its contributions to the 401(k) plan were $139 thousand, $108 thousand, and $80 thousand in 1995, 1994 and 1993, respectively.

The Company has established deferred compensation plans which permit certain directors and management employees to defer portions of their compensation and earn interest at a predetermined amount above a specified interest rate index on the deferred amounts. Interest expense incurred on deferred balances was approximately $648 thousand, $174 thousand, and $176 thousand

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 12 - EMPLOYEE BENEFIT PLANS (CONTINUED)

in 1995, 1994 and 1993, respectively. The deferred compensation liability at December 31, 1995 and 1994 was approximately $2.1 million and $1.5 million, respectively, of which $1.2 million and $1.0 million represented principal and was classified with other interest-bearing liabilities in the accompanying consolidated balance sheets. Approximately $946 thousand and $483 thousand represented accrued interest payable at December 31, 1995 and 1994, respectively, and was classified as accrued interest payable and other liabilities in the accompanying consolidated balance sheets. In conjunction with the plans, the Company has purchased life insurance policies on the participants with the Company as beneficiary. The cash surrender values of the life insurance policies were included in other assets in the accompanying consolidated balance sheets totaling approximately $3.0 million and $2.7 million at December 31, 1995 and 1994, respectively.

NOTE 13-PARENT COMPANY ONLY INFORMATION

(DOLLARS IN THOUSANDS)                                                                      DECEMBER 31,
- ---------------------------------------------------------------------------------------------------------
Assets:                                                                              1995          1994
- ---------------------------------------------------------------------------------------------------------
      Cash                                                                      $   2,305    $    7,481
      Other assets                                                                    -              43
      Investment in Southern California Bank                                       43,113        34,320
- ---------------------------------------------------------------------------------------------------------
Total Assets                                                                    $  45,418    $   41,844
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
- ---------------------------------------------------------------------------------------------------------
Liabilities:                                                                    $     (94)   $      -
Shareholders' Equity
      Common stock                                                                 37,658        37,643
      Retained earnings                                                             8,600         7,731
      Unrealized loss on available-for-sale securities, net of tax                   (746)       (3,530)
- ---------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                         45,512        41,844
- ---------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                     $   45,418    $   41,844
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)                                                        YEARS ENDED DECEMBER   31,
- ---------------------------------------------------------------------------------------------------------
Income:                                                                 1995         1994          1993
- ---------------------------------------------------------------------------------------------------------

      Income from management fees                                   $    -      $     -      $       23
      Other management income                                            -            -             152
      Interest income                                                    108           93           -
      Dividend income from subsidiary                                    -            163           140
- ---------------------------------------------------------------------------------------------------------
         Total income                                                    108          256           315
- ---------------------------------------------------------------------------------------------------------
Expense:
- ---------------------------------------------------------------------------------------------------------
      Management fees                                                     66           24            23
      Other professional fees                                            281           26           134
      Other expenses                                                     -             91           158
- ---------------------------------------------------------------------------------------------------------
         Total expense                                                   347          141           315
- ---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and equity in undistributed
      earnings (losses) of subsidiary                                   (239)         115           -
Provision for income taxes (benefits)                                    (99)         -
Equity in undistributed earnings (losses) of subsidiary                1,009        2,590        (2,733)
- ---------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $    869    $   2,705    $   (2,733)
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 13-PARENT COMPANY ONLY INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)                                                          YEARS ENDED DECEMBER 31,
- ---------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:                                   1995         1994          1993
- ---------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $    869    $   2,705    $  (2,733)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
      Decrease (increase) in other assets                                 43         (43)           -
      Undistributed (earnings) loss of subsidiary                    (1,009)      (2,753)         2,593
      Decrease in other liabilities                                     (94)          -             -
- ---------------------------------------------------------------------------------------------------------
                      Net cash used in operating activities            (191)         (91)         (140)
- ---------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
      Dividends received from subsidiary                                 -            163           140
      Additional investment in subsidiary                            (5,000)      (6,810)           -
- ---------------------------------------------------------------------------------------------------------
               Net cash (used in) provided by investing activities   (5,000)      (6,647)           140
- ---------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
      Proceeds from issuance of common stock                              15       14,207           -
- ---------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities             15       14,207           -
- ---------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                      (5,176)        7,469           -
Cash, January 1                                                        7,481           12            12
- ---------------------------------------------------------------------------------------------------------
Cash, December 31                                                   $  2,305      $ 7,481    $       12
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995,  1994 AND 1993

NOTE 14 - QUARTERLY INFORMATION (UNAUDITED)

                                       ---------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      1995   Quarter     Ended
                                         31-Dec      30-Sep      30-Jun    31-Mar
- ------------------------------------------------------------------------------------
Interest income                        $  8,819    $  8,796    $  8,544    $  7,237
Interest expense                          2,875       3,107       3,076       2,957
- ------------------------------------------------------------------------------------
       Net interest income                5,944       5,689       5,468       4,280
- ------------------------------------------------------------------------------------
Provision for possible loan losses          314         900         200         124
Net gains (losses) on sales of
  securities                                  -        (620)          -           -
Noninterest income                          926       1,218       1,382       1,636
Noninterest expense                       4,847       6,672       6,042       5,262
- ------------------------------------------------------------------------------------
       Income (loss) before income
         taxes                            1,709      (1,285)        608         530
- ------------------------------------------------------------------------------------
Provision for income taxes (benefits)       707        (377)        178         185
- ------------------------------------------------------------------------------------
       Net income (loss)               $  1,002    $   (908)   $    430    $    345
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------
       Net income (loss) per share     $   0.13    $  (0.12)   $   0.06    $   0.05
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------

Stock Data
Common stock price range: (1)
       High                               6 1/8       6 5/8       5 1/4       5 1/4
       Low                               5 7/16       4 3/4       4 5/8      4 5/16


                                       ----------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      1994   Quarter     Ended
- -------------------------------------------------------------------------------------
                                       31 -Dec       30-Sep      30-Jun      31-Mar
- -------------------------------------------------------------------------------------
Interest income                        $  6,782    $  6,774    $  6,562    $  6,302
Interest expense                          1,585       1,584       1,492       1,618
- ------------------------------------------------------------------------------------
Net interest income                       5,197       5,190       5,070       4,684
- ------------------------------------------------------------------------------------
Provision for possible loan losses            -           -        (850)          -
Net gains
 on sales of securities                       -           -           -          17
Noninterest income                        1,202       1,587       1,593       2,301
Noninterest expense                       5,800       5,957       6,786       5,309
- ------------------------------------------------------------------------------------
Income before
 income taxes                               599         820         727       1,693
- ------------------------------------------------------------------------------------
Provision for income taxes (benefits)      (220)        318         309         727
- ------------------------------------------------------------------------------------
       Net income                      $    819    $    502    $    418    $    966
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------
       Net income per share            $   0.11    $   0.07    $   0.12    $   0.28
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------

Stock Data
Common stock price range: (1)
    High                                      5       5 1/8       5 3/8           6
    Low                                   3 3/4       4 5/8       4 1/4       4 3/4

(1) The Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol, "SCK". The preceding table sets forth the high and low closing prices on a per share basis for the Common as reported by the AMEX for the periods indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 15 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1995, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1995, the most recent notification from the Federal Deposit Insurance Corporation, the Bank's primary regulator, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's capital rating category.

The actual capital amount and ratios for the Company and the Bank are presented in the table below:

- ---------------------------------------------------------------------------------------
DECEMBER 31,                           1995                 1994
- ---------------------------------------------------------------------------------------
                                                                       WELL CAPITALIZED
                                  COMPANY   BANK      COMPANY   BANK     REQUIREMENT*
- ---------------------------------------------------------------------------------------
Leverage capital ratio             9.08%     8.59%    10.74%     8.86%       5.00%
Tier I risk-based capital ratio   10.75%    10.14%    15.72%    12.96%       6.00%
Total risk-based capital ratio    12.01%    11.39%    16.98%    14.22%      10.00%

*Requirements to be well capitalized under Prompt Corrective Action Provisions.

NOTE 16 - TRANSACTIONS WITH DIRECTORS & OFFICERS

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders. Any such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with others. These related parties were indebted to the Company for loans totaling approximately $2.0 million, $2.5 million, and $4.3 million as of December 31, 1995, 1994, and 1993, respectively. New loans granted in 1995, 1994 and 1993 were $714 thousand, $0.4 million, and $0.7 million, respectively; repayments were $1.1 million, $2.0 million, and $0.7 million, respectively.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company's financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transactions at either December 31, 1995 or 1994. The estimated fair value amounts for 1995 and 1994 have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS(CONTINUED)

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only required for a limited portion of the Company's assets.

                                             December 31, 1995     December 31, 1994
- ------------------------------------------------------------------------------------
                                                    Estimated             Estimated
                                          Carrying     Fair     Carrying     Fair
(Dollars in thousands)                     Amount    Value       Amount     Value
- ------------------------------------------------------------------------------------
FINANCIAL ASSETS:
   Cash and cash equivalents              $ 29,088  $ 29,088    $ 31,118  $ 31,118
   Investments:
      Securities held-to-maturity                -         -      60,023    54,680
      Securities available-for-sale         94,030    94,030      71,858    71,858
   Loans (excludes nonaccrual loans and
            deferred fee income):
      Commercial                           146,609   147,595      77,028    74,109
      Real estate, construction              4,416     4,451          30        30
      Real estate                          107,048   109,379      80,579    77,437
      Consumer                              57,383    58,427      43,511    42,171
   Less: Allowance for possible loan
      losses                                 5,734     5,734       5,318     5,318
- ------------------------------------------------------------------------------------
   Total financial assets                 $432,840  $437,236    $358,829  $346,085
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------

FINANCIAL LIABILITIES:
   Deposits payable on demand             $260,679  $260,679    $265,572  $265,572
   Deposits with fixed maturities          146,132   146,663      74,367    74,047
- ------------------------------------------------------------------------------------
   Total financial liabilities            $406,811  $407,342    $339,939  $339,619
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
   Interest rate swap agreements                -     (1,070)         -     (6,244)

This disclosure of fair value amounts does not include the fair values of any intangible assets, such as core deposit intangibles, or loan servicing rights.

The carrying values of certain financial instruments approximated their fair values. These financial instruments include cash and due from banks, interest-bearing deposits in banks, federal funds sold and purchased, customers' acceptance liability, certain other assets, demand deposits, other short-term borrowings, acceptances outstanding, and other liabilities that are considered financial instruments. Carrying values were assumed to approximate fair values for these financial instruments because they are short term in nature and their recorded amounts approximate fair values or are receivable or payable on demand.

Fair value amounts of investment securities were based on quoted market prices.

For purposes of these fair value calculations, the aggregate fair value of the loan portfolio, excluding nonaccrual loans, was adjusted by a related portion of the allowance for possible loan losses. That portion of the allowance for possible loan losses primarily represents the credit risk associated with loans that reprice within relatively short time frames. The fair values of loans that do not reprice within relatively short time frames were calculated using discounted cash flow models based on the maturities of the loans. The discount rates, which were based on market interest rates for similar types of loans, incorporated adjustments for credit risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The fair values of nonaccrual loans with recorded book values of $1.4 million and $1.6 million at December 31, 1995 and 1994, respectively, were not estimated because it was not practical to reasonably estimate the amount or timing of future cash flows for such loans. The fair market values of the interest rate swap agreements are based on quoted market prices.

For deposits with defined maturities, the fair values were calculated using discounted cash flow models based on market interest rates for different product types and maturity dates for which the deposits were held.

The fair value of loan commitments is not material to the financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of SC Bancorp and its subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SC Bancorp and its subsidiary at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Los Angeles, California
January 24, 1996


/S/ Deloitte & Touche, LLP

PART II.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers is incorporated by reference from the sections entitled "Nominees for Election as Directors: and "Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement which will be filed within 120 days after the Company's fiscal year ended December 31, 1995 (the "1996 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

Information concerning management remuneration and transactions is incorporated by reference from the sections entitled "Executive Compensation", "Information About the Board of Directors and Committees of the Board", and "Compensation Committee Interlocks and Insider Participation" of the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated by reference form the section entitled "Certain Relationships and Related Transactions" of the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Information concerning certain relationships and related party transactions is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" of the 1996 Proxy Statement.

PART IV.
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of SC Bancorp and subsidiary are filed as part of this Annual Report.

Consolidated Balance Sheets as of December 31, 1995 and 1994

Consolidated Statements of Operations for the years ended
December 31, 1995, 1994, and 1993

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994, and 1993

Consolidated Statements of Cash Flows for the years ended
December 31, 1995, 1994, and 1993

Notes to Consolidated Financial Statements

SC Bancorp (parent only) financial statements - Note 13

(a)(2) All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits

2.1 Real Estate Purchase Agreement dated February 28, 1994, between Southern California Bank and Downey Community Hospital Foundation (a)
2.2 Asset Purchase and Liability Assumption Agreement between Southern California Bank and Independence One Bank of California, F.S.B., dated January 18, 1995 (g)
2.3 Deposit Purchase Agreement between Southern California Bank and Home Bank dated October 10, 1995
2.4 Deposit Purchase Agreement between Southern California Bank and Preferred Bank dated November 14, 1995
3(i).1   SC Bancorp Articles of Incorporation dated February 5, 1981, as amended (h)
3(i).2   Amendment to SC Bancorp Articles of Incorporation dated May 9, 1995
3(ii).1  Bylaws as amended through March 25, 1996
4.1      Specimen Common Stock Certificate
4.2      SC Bancorp 1989 Stock Option Plan (February 1990)*(f)
4.3.1 Amended and restated Southern California Bank Employee Retirement Plan dated January 1, 1992*(d)
4.3.2 First amendment to the amended and restated Southern California Bank Employee Retirement Plan*
4.3.3 Second amendment to the amended and restated Southern California Bank Employee Retirement Plan*
4.3.4 Third amendment to the amended and restated Southern California Bank Employee Retirement Plan*
4.3.5 Fourth amendment to the amended and restated Southern California Bank Employee Retirement Plan*
4.4      SC Bancorp Executive Deferral Plan (IV) (February 1990)*(f)
4.5 Southern California Bank Executive Incentive Compensation Plans for 1994 (December 1993)*(b)
4.6      Southern California Bank Executive Incentive Compensation Plans for
         1995*
10.1 Sublicense Agreement between Southern California Bank and National Commerce Bank Services, Inc., dated October 22, 1992 for supermarket space in La Habra, California (c)
10.2 Sublease between SC Bancorp and Denny's, dated December 24, 1992 for office space in La Mirada, California (c)
10.3 Lease between Southern California Bank and Robert Stein, dated September 1, 1981, amended June 19, 1990, for office space in Avalon, California (d)
10.4 Lease between Southern California Bank and Commonwealth Equity Trust, dated December 17, 1990 for office space in Signal Hill, California
         (d)
10.5 Lease between SC Bancorp and Forest Lawn Company and Western Empire Savings and Loan Association, dated August 18, 1983, amended January 3, 1991, for office space in Yorba Linda, California (d)
10.6 Assignment of lease between Southern California Bank and Garfield Bank, dated December 27, 1985, amended January 1, 1987, for office space in Huntington Beach, California (b)
10.7 Lease between Southern California Bank and Tustin-La Palma Business Center, dated July 8, 1993, for office space in Anaheim, California
         (b)
10.8 Lease between Southern California Bank and Dicker-Warmington Properties, dated as of January 1, 1990 for office space in City of Industry, California (b)
10.9 License Agreement between Southern California Bank and The Vons Companies, Inc., dated December 18, 1992 for supermarket space in Anaheim Hills, California (b)
10.10 Consent to assignment of sublease and sublease between Southern California Bank, Bank of America, NTSA, and The Taj dated May 12, 1995 for office space in Laguna Hills, California
10.11 Sublease between Southern California Bank and Citicorp Savings, dated November 30, 1995 for office space in La Jolla, California
10.12 Lease between Southern California Bank and Regents Park Financial Centre, Ltd., dated October 25, 1995 for office space in La Jolla, California.
10.13 Forward lease between Southern California Bank and Regents Park Financial Centre, Ltd., dated October 25, 1995 for office space in La Jolla, California.
10.14    Employment Security Agreement between SC Bancorp and Larry D.
         Hartwig, dated January 1, 1995*(g)
10.15 Amendment to Employment Security Agreement between SC Bancorp and Larry D. Hartwig dated July 18, 1995*(i)
10.16 Employment Security Agreement between SC Bancorp and David A. McCoy, dated February 25, 1992*(c)
10.17 Amendment to Employment Security Agreement between SC Bancorp and David A. McCoy dated November 21, 1995*
10.18 Employment Security Agreement between SC Bancorp and Bruce W. Roat, dated March 17, 1995*(g)
10.19 Amendment to Employment Security Agreement between SC Bancorp and Bruce W. Roat, dated November 21, 1995*
10.20 Employment Security Agreement between SC Bancorp and Mark B. Metzinger, dated May 1, 1995*

10.21    Amendment to Employment Security Agreement between SC Bancorp and Mark
         B. Metzinger dated November 21, 1995*
10.22    Employment Security Agreement between Southern California Bank and Ann
         E. McPartlin, dated September 15, 1994*(g)
10.23    Amendment to Employment Security Agreement between SC Bancorp and Ann
         E. McPartlin, dated November 21, 1995*
10.24    Employment Security Agreement between Southern California Bank and M.
         V. Cummings, dated September 15, 1994*(g)
10.25    Amendment to Employment Security Agreement between SC Bancorp and M.
         V. Cummings, dated November 21, 1995*
10.26 Form of Indemnification Agreement entered into with each Executive Officer and Director of SC Bancorp(b)
10.27 Form of Indemnification Agreement entered into with each Executive Officer and Director of Southern California Bank(b)
21.0     Subsidiaries of the Registrant(g)
23.1 Consent of the Company's independent auditor (Deloitte & Touche, LLP) to the incorporation by reference in the Registration Statement of SC Bancorp on Form S-8 (No. 33-38666) of their report dated January 24, 1996 appearing in the Annual Report on Form 10-K of SC Bancorp for the year ended December 31, 1995.
27.1     Financial Data Schedule

(b) The Company filed the following reports on Form 8-K during the fourth quarter of 1995:
         None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
* Management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.
(a)      This exhibit is contained in SC Bancorp's Registration Statement on
         Form S-2, Amendment No. 1, filed with the Commission on April 28,
         1994, (Commission File No. 33-76274), and incorporated herein by reference.
(b)      This exhibit is contained in SC Bancorp's Registration Statement on
         Form S-2, filed with the Commission on March 9, 1994, (Commission File No. 33-76274), and incorporated herein by reference.
(c) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993, (Commission File No. 0-11046) and incorporated herein by reference.
(d) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission on March 30, 1992, (Commission File No. 0-11046) and incorporated herein by reference.
(e) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31, 1990, filed with the Commission on April 1, 1991, (Commission File No. 0-11046) and incorporated herein by reference.
(f) This exhibit is contained in SC Bancorp's Proxy Statement, filed with the Commission on March 23, 1990, (Commission File No. 0-11046) and incorporated herein by reference.
(g) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 30, 1995, (Commission File No. 0-11046) and incorporated herein by reference.
(h)      This exhibit is contained in SC Bancorp's Quarterly Report on Form
         10-Q for the period ended March 31, 1995, filed with the Commission on May 15, 1995, (Commission File No. 0-11046) and incorporated herein by reference.
(i)      This exhibit is contained in SC Bancorp's Quarterly Report on Form
         10-Q for the period ended June 30, 1995, filed with the Commission on August 15, 1995, (Commission File No. 0-11046) and incorporated herein by reference.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SC BANCORP

                                  By:  /s/LARRY D. HARTWIG
                                       -------------------
                                       Larry D. Hartwig
                                       Chief Executive Officer and President

                                       Date:  March 26, 1996



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE               TITLE                              DATE

/S/LARRY D. HARTWIG     Chief Executive Officer,           March 25, 1996
- --------------------    President and Director
Larry D. Hartwig        (Principal Executive Officer)



/S/BRUCE W. ROAT        Executive Vice President,          March 25, 1996
- --------------------    Chief Financial Officer
Bruce W. Roat           (Principal Financial and
                        Accounting Officer)


/S/H.A. BEISSWENGER     Chairman of the Board              March 25, 1996
- -------------------
H.A. Beisswenger



/S/H. KEITH ABBOTT      Director                           March 25, 1996
- ------------------
H. Keith Abbott



/S/ROBERT C. BALL       Director                           March 25, 1996
- -------------------
Robert C. Ball

/s/ James E. Cunningham      Director                      March 25, 1996
- -------------------------
James E. Cunningham


/s/ William C. Greenbeck     Director                      March 25, 1996
- -------------------------
William C. Greenbeck


/s/ Irving J. Pinsky         Director                      March 25, 1996
- -------------------------
Irving J. Pinsky


/s/ Peer A. Swan             Director                      March 25, 1996
- -------------------------
Peer A. Swan


/s/ Donald E. Wood           Director                      March 25, 1996
- -------------------------
Donald E. Wood

                                    Exhibit Index
- ------------------------------------------------------------------------------
Exhibit                      Description                                 Page
  No.                                                                     No.
- ------------------------------------------------------------------------------

2.1 Real Estate Purchase Agreement dated February 28, 1994, between Southern California Bank and Downey Community Hospital Foundation(a)
2.2 Asset Purchase and Liability Assumption Agreement between Southern California Bank and Independence One Bank of California, F.S.B., dated January 18, 1995(g)
2.3 Deposit Purchase Agreement between Southern California Bank and Home Bank dated October 10, 1995
2.4 Deposit Purchase Agreement between Southern California Bank and Preferred Bank dated November 14, 1995
3(i).1   SC Bancorp Articles of Incorporation as previously amended(h)
3(i).2   Amendment to SC Bancorp Articles of Incorporation dated
         May 9, 1995
3(ii).1  Bylaws, as amended through March 25,1996
4.1      Specimen Common Stock Certificate(b)
4.2      SC Bancorp 1989 Stock Option Plan (February 1990)(f)
4.3.1 Amended and restated Southern California Bank Employee Retirement Plan dated January 1, 1992(d)
4.3.2 First amendment to the amended and restated Southern California Bank Employee Retirement Plan
4.3.3 Second amendment to the amended and restated Southern California Bank Employee Retirement Plan
4.3.4 Third amendment to the amended and restated Southern California Bank Employee Retirement Plan
4.3.5 Fourth amendment to the amended and restated Southern California Bank Employee Retirement Plan
4.4      SC Bancorp Executive Deferral Plan (IV) (February 1990)(f)
4.5 Southern California Bank Executive Incentive Compensation Plans for 1994 (December 1993)(b)
4.6      Southern California Bank Executive Incentive Compensation
         Plans for 1995
10.1 Sublicense Agreement between Southern California Bank and National Commerce Bank Services, Inc., dated October 22,
         1992 for supermarket space in La Habra, California(c)
10.2 Sublease between SC Bancorp and Denny's, dated December 24, 1992 for office space in La Mirada, California(c)
10.3 Lease between Southern California Bank and Robert Stein, dated September 1, 1981, amended June 19, 1990, for office space in Avalon, California(d)
10.4 Lease between Southern California Bank and Commonwealth Equity Trust, dated December 17, 1990 for office space in Signal Hill, California(d)
10.5 Lease between SC Bancorp and Forest Lawn Company and Western Empire Savings and Loan Association, dated August 18, 1983, amended January 3, 1991, for office space in Yorba Linda, California(d)
10.6 Assignment of lease between Southern California Bank and Garfield Bank, dated December 27, 1985, amended January 1, 1987, for office space in Huntington Beach, California(b)
10.7 Lease between Southern California Bank and Tustin-La Palma Business Center, dated July 8, 1993 for office space in Anaheim, California(b)
10.8 Lease between Southern California Bank and Dicker-Warmington Properties, dated as of January 1, 1990 for office space in City of Industry, California(b)
10.9     License Agreement between Southern California Bank and
         The Vons Companies, Inc., dated December 18, 1992 for supermarket space in Anaheim Hills, California(b)
10.10 Consent to assignment of sublease and sublease between Southern California Bank, Bank of America, NTSA, and
         The Taj dated May 12, 1995 for office space in Laguna
         Hills, California
10.11 Sublease between Southern California Bank and Citicorp Savings, dated November 30, 1995 for office space in La Jolla, California
10.12 Lease between Southern California Bank and Regents Park Financial Centre, Ltd., dated October 25, 1995 for office space in La Jolla, California
10.13 Forward lease between Southern California Bank and Regents Park Financial Centre, Ltd., dated October 25,1995 for office space in La Jolla, California
10.14 Employment Security Agreement between SC Bancorp and Larry D. Hartwig, dated January 1, 1995(g)
10.15 Amendment to Employment Security Agreement between SC Bancorp and Larry D. Hartwig, dated July 18, 1995(i)
10.16 Employment Security Agreement between SC Bancorp and David A. McCoy, dated February 25, 1992(c)
10.17 Amendment to Employment Security Agreement between SC Bancorp and David A. McCoy dated November 21, 1995
10.18 Employment Security Agreement between SC Bancorp and Bruce W. Roat, dated March 17, 1995(g)

10.19 Amendment to Employment Security Agreement between SC Bancorp and Bruce W. Roat, dated November 21, 1995
10.20 Employment Security Agreement between SC Bancorp and Mark B. Metzinger, dated May 1, 1995
10.21 Amendment to Employment Security Agreement between SC Bancorp and Mark B. Metzinger dated November 21, 1995
10.22 Employment Security Agreement between Southern California Bank and Ann E. McPartlin, dated September 15, 1994(g)
10.23 Amendment to Employment Security Agreement between SC Bancorp and Ann E. McPartlin, dated November 21, 1995
10.24 Employment Security Agreement between Southern California Bank and M. V. Cummings, dated September 15, 1994(g)
10.25 Amendment to Employment Security Agreement between SC Bancorp and M. V. Cummings, dated November 21, 1995
10.26 Form of Indemnification Agreement entered into with each Executive Officer and Director of SC Bancorp(b)
10.27 Form of Indemnification Agreement entered into with each Executive Officer and Director of Southern California Bank(b)
21.0     Subsidiaries of the Registrant(g)
23.1     Consent of the Company's independent auditor (Deloitte & Touche,
         LLP) to the incorporation by reference in the Registration Statement of SC Bancorp on Form S-8 (No. 33-38666) of their report dated January 24, 1996 appearing in the Annual Report on Form 10-K of SC Bancorp for the year ended December 31, 1995
27.1     Financial Data Schedule


- ------------------------------------------------------------------------------
(a)      This exhibit is contained in SC Bancorp's Registration
         Statement on Form S-2, Amendment No. 1, filed with the
         Commission on April 28, 1994, (Commission File No. 33-76274), and incorporated herein by reference.
(b)      This exhibit is contained in SC Bancorp's Registration
         Statement on Form S-2, filed with the Commission on March 9,
         1994, (Commission File No. 33-76274), and incorporated herein by reference.
(c)      This exhibit is contained in SC Bancorp's Annual Report on
         Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993, (Commission File No. 0-11046) and incorporated herein by reference.
(d)      This exhibit is contained in SC Bancorp's Annual Report on
         Form 10-K for the year ended December 31, 1991, filed with the Commission on March 30, 1992, (Commission File No. 0-11046) and incorporated herein by reference.
(e)      This exhibit is contained in SC Bancorp's Annual Report on
         Form 10-K for the year ended December 31, 1990, filed with the Commission on April 1, 1991, (Commission File No. 0-11046) and incorporated herein by reference.
(f) This exhibit is contained in SC Bancorp's Proxy Statement, filed with the Commission on March 23, 1990, (Commission
         File No. 0-11046) and incorporated herein by reference.
(g)      This exhibit is contained in SC Bancorp's Annual Report on
         Form 10-K for the year ended December 31, 1994, filed with the Commission on March 30, 1995, (Commission File No. 0-11046) and incorporated herein by reference.
(h)      This exhibit is contained in SC Bancorp's Quarterly Report on
         Form 10-Q for the period ended March 31, 1995, filed with the Commission on May 15, 1995, (Commission File No. 0-11046) and incorporated herein by reference.
(i)      This exhibit is contained in SC Bancorp's Quarterly Report on
         Form 10-Q for the period ended June 30, 1995, filed with the Commission on August 15, 1995, (Commission File No. 0-11046) and incorporated herein by reference.