Form 10-Q
period 1996-03-31
SC BANCORP
filed 1996-05-15
CIK 351617

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-Q


                  QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended March 31, 1996   Commission File Number 0-11046


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

There were 7,472,805 shares of common stock for the registrant issued and outstanding as of May 1, 1996.

                                      SC BANCORP

                                      FORM 10-Q

                                        INDEX



                                                                          PAGES
PART I.       FINANCIAL INFORMATION

              ITEM 1.   Financial Statements

                   A.   Consolidated Balance Sheets                         1

                   B.   Consolidated Statements of Operations               2

                   C.   Consolidated Statements of  Cash Flows              3

                   D.   Notes to Consolidated Financial Statements          4



              ITEM 2.   Management's Discussion and Analysis of             8
                        Financial Condition and Results of Operations


PART II.      OTHER INFORMATION                                            21

Part I. Item 1

               SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK

                             Consolidated Balance Sheets

                                (Dollars in thousands)




                                                                      March 31,          December 31,
                                                                        1996                1995
- -----------------------------------------------------------------------------------------------------
                                                                     (Unaudited)          (Audited)

ASSETS
Cash and due from banks                                             $    28,345         $    29,088

Federal Funds sold                                                       10,483                 -
- -----------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                            38,828              29,088
- -----------------------------------------------------------------------------------------------------
Securities available-for-sale, at fair market value
    (Notes 1 and 2)                                                      83,004              94,030

Loans (Notes 1 and 3)                                                   316,507             316,841

    Less: Deferred fee income                                              (502)               (531)

           Allowance for possible loan losses                            (6,151)             (5,734)
- -----------------------------------------------------------------------------------------------------
    Loans, net                                                          309,854             310,576
- -----------------------------------------------------------------------------------------------------
Premises and equipment, net                                               8,941               9,734

Other real estate owned, net                                              2,053               2,073

Accrued interest receivable                                               2,808               4,297

Other assets                                                             11,695              11,885
- -----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $   457,183         $   461,683
- -----------------------------------------------------------------------------------------------------

LIABILITIES

Deposits:

    Interest-bearing                                                $   282,103         $   276,433

    Noninterest-bearing                                                 116,456             130,378
- -----------------------------------------------------------------------------------------------------
    Total deposits                                                      398,559             406,811
- -----------------------------------------------------------------------------------------------------
Borrowed funds and other interest-bearing liabilities                     9,553               6,407

Accrued interest payable and other liabilities                            3,212               2,953
- -----------------------------------------------------------------------------------------------------
Total Liabilities                                                       411,324             416,171
- -----------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

Preferred stock, no par or stated value:  10,000,000
    shares authorized; no shares issued or outstanding                      -                   -

Common stock, no par or stated value:  20,000,000 shares
    authorized; 7,472,805 shares issued and outstanding at
    March 31, 1996, and 7,471,505 shares issued and
    outstanding at December 31, 1995                                     37,664              37,658

Retained earnings                                                         9,363               8,600

Unrealized loss on available-for-sale securities, net of taxes           (1,168)               (746)
- -----------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                           45,859              45,512
- -----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   457,183         $   461,683
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK

                        Consolidated Statements of Operations

                   (Dollars in thousands, except per share amounts)



                                                                               Unaudited
                                                                           Three Months Ended
                                                                                March 31,
- -----------------------------------------------------------------------------------------------------
                                                                        1996                1995
                                                                        ----                ----
INTEREST INCOME
Interest and fees on loans                                           $    7,378          $    5,087
Interest on investment securities                                         1,144               1,753
Interest on Federal funds sold                                               80                 397
- -----------------------------------------------------------------------------------------------------
    Total interest income                                                 8,602               7,237
- -----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits:
    Interest-bearing demand                                                 394                 292
    Savings                                                                 248                 311
    Time Certificates of Deposit                                          2,018               1,719
- -----------------------------------------------------------------------------------------------------
    Total interest on deposits                                            2,660               2,322
- -----------------------------------------------------------------------------------------------------
Other interest expense                                                      306                 635
- -----------------------------------------------------------------------------------------------------
    Total interest expense                                                2,966               2,957
- -----------------------------------------------------------------------------------------------------
Net interest income                                                       5,636               4,280
Provision for possible loan losses (Note 3)                                 280                 124
- -----------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses              5,356               4,156
- -----------------------------------------------------------------------------------------------------
Noninterest income:
    Service charges on deposit accounts                                     386                 433
    Other fees and charges                                                  610                 630
    Merchant bankcard income                                                117                 114
    Net gain on sales of investment securities                               14                 -
    Net loss on sales of fixed assets                                        (1)                -
    Life insurance income                                                    27                 407
    Other income                                                            134                  52
- -----------------------------------------------------------------------------------------------------
    Total noninterest income                                              1,287               1,636
- -----------------------------------------------------------------------------------------------------
Noninterest expense:
    Salaries and employee benefits                                        2,649               2,474
    Net occupancy, furniture and equipment                                1,110               1,143
    Professional fees                                                       321                 182
    Postage and delivery                                                    161                 135
    Goodwill amoritization                                                  114                  53
    Telecommunications                                                      112                  99
    Insurance and assessment                                                101                 313
    Merchant bankcard                                                        97                 109
    Office supplies                                                          80                  71
    Data processing expense                                                  70                  56
    Other real estate owned                                                  62                  43
    Computer software                                                        61                  89
    Other operating expense                                                 386                 495
- -----------------------------------------------------------------------------------------------------
    Total noninterest expense                                             5,324               5,262
- -----------------------------------------------------------------------------------------------------
Income before provision for income taxes                                  1,319                 530
Provision for income taxes                                                  556                 185
- -----------------------------------------------------------------------------------------------------
NET INCOME                                                           $      763          $      345
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                             7,472               7,469
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------
Earnings per share                                                   $     0.10          $     0.05
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Part I. Item 1

               SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK

                         Consolidated Statements of Cash Flow

                                (Dollars in thousands)



                                                                                             Unaudited
                                                                                        Three Months Ended
                                                                                             March 31,
- ---------------------------------------------------------------------------------------------------------------
                                                                                    1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                     $    763            $    345
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for possible loan losses                                                280                 124
    Provision for loss on other real estate owned                                      20                 -
    Gain on sale of other real estate owned                                           -                   (17)
    Gain on sale of available-for-sale investment securities                          (14)                -
    Net amortization of premiums on investment securities                             244                 397
    Net amortization of deferred fees and unearned income on loans                    (29)                (39)
    Depreciation and amortization                                                     493                 527
    Loss on sale of fixed asset and other assets                                        1                 -
    Decrease in accrued interest receivable and other assets                        1,979               2,084
    Decrease in accrued interest payable and other liabilities                        350                 544
- ---------------------------------------------------------------------------------------------------------------
       Net cash provided by operating expenses                                      4,087               3,965
- ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of availbale-for-sale investment securities                    8,549                 -
  Proceeds from maturities of available-for-sale investment securities              1,709               1,565
  Purchase of investment securities                                                  (184)                -
  Net decrease (increase) in loans                                                    471              (6,862)
  Proceeds from sale of fixed assets and other assets                                 184                 -
  Purchase of fixed assets                                                            (94)               (449)
  Proceeds from sale of other real estate owned                                       -                    74
- ---------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                         10,635              (5,672)
- ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                               6                 -
  Decrease in demand deposits, NOW and savings accounts                           (13,922)            (20,594)
  Increase in time certificates of deposit                                          5,670              80,377
  Increase/(decrease) in other borrowed funds                                       3,264              (9,722)
- ---------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by financing activities                         (4,982)             50,061
- ---------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                               9,740              48,354
Cash and cash equivalants, beginning of period                                     29,088              31,118
- ---------------------------------------------------------------------------------------------------------------
Cash and cash equivalants, end of period                                         $ 38,828            $ 79,472
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
  Unrealized loss on investment securities, available-for-sale, net of tax       $    422            $  1,230
  Transfers of loans to OREO                                                          -                    69
  Assumptions of senior liens on OREO                                                 -                    57
  Asset sales offset to restructuring reserve                                          91                 -
  Close out of capital lease accounts                                                 118                 -
- ---------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               SC BANCORP AND ITS SUBSIDIARY,  SOUTHERN CALIFORNIA BANK
                      Notes to Consolidated Financial Statements
           (Unaudited, except for information as of and for the year ended
                                  December 31, 1995)

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES

SC Bancorp, a bank holding company (the "Company"), and its subsidiary, Southern California Bank, a California state-chartered bank (the "Bank"), operates 14 branches in Southern California. The Company's primary source of revenue is providing loans to customers who are predominantly small and mid-sized businesses. The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the banking industry. See the notes to SC Bancorp's consolidated financial statements contained in the Company's annual report on Form 10-K.

The interim period financial statements are unaudited. It is the opinion of Company management that all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the results of operations have been reflected therein. Results for the period ending March 31, 1996 are not necessarily indicative of results that may be expected for any other interim periods or for the year as a whole.

SECURITIES:

At March 31, 1996, the Company's available-for-sale portfolio had a net unrealized loss of $2.0 million. The tax-effected reduction to shareholders' equity at March 31, 1996, was $1.2 million. In January 1995, the FDIC issued a final rule excluding unrealized holding gains and losses on available-for-sale debt securities from the calculation of Tier 1 capital.

LOANS:

The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures-An Amendment of FASB Statement No. 114," effective January 1, 1995. The Company's recorded investment in impaired loans at March 31, 1996 was $5.9 million. The Company's allowance for possible loan losses at March 31, 1996 includes $1.3 million related to impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 1996 and December 31, 1995 are as follows:



(DOLLARS IN THOUSANDS)                                                                March 31, 1996
- ------------------------------------------------------------------------------------------------------------------------------
                                                                             Gross              Gross               Estimated
                                                       Amortized          Unrealized          Unrealized              Fair
                                                          Cost               Gains             (Losses)               Value
                                                      ------------       ------------        -------------        ------------
 AVAILABLE-FOR-SALE
 U.S. Treasury securities and obligations
    of U.S. government agencies                       $   33,346         $       -           $      (575)         $   32,771
 Mortgage-backed securites                                50,264                 -                (1,420)             48,845
 FHLB Stock                                                1,389                 -                   -                 1,389
- ------------------------------------------------------------------------------------------------------------------------------
                      Total                           $   84,999         $       -           $    (1,995)         $   83,004
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------



(DOLLARS IN THOUSANDS)                                                                December 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------
                                                                            Gross               Gross               Estimated
                                                       Amortized         Unrealized           Unrealized              Fair
                                                          Cost              Gains              (Losses)               Value
                                                      ------------       ------------        -------------        ------------
 AVAILABLE-FOR-SALE
 U.S. Treasury securities and obligations
    of U.S. government agencies                       $   42,036         $       -           $      (363)         $   41,673
 Mortgage-backed securites                                52,062                 -                  (910)             51,152
 FHLB Stock                                                1,205                 -                   -                 1,205
- ------------------------------------------------------------------------------------------------------------------------------
                      Total                           $   95,303         $       -           $    (1,273)         $   94,030
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------


Investment securities with a carrying value of $17.0 million and $18.6 million were pledged to secure public deposits and as collateral for other borrowings at March 31, 1996 and December 31, 1995, respectively.

The amortized cost and estimated fair value of debt securities at March 31, 1996 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to mortgage-backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



(DOLLARS IN THOUSANDS)                                                     Maturing in
- -------------------------------------------------------------------------------------------------------------------------------
                                                                      Over one       Over five
                                                        One year    year through   years through      Over
MARCH 31, 1996                                          or less      five years      ten years      ten years         Total
                                                     -------------  -------------  -------------  -------------  -------------
    Available-for-sale, amortized cost               $    11,901    $    70,152    $     2,870    $        76    $    84,999
    Available-for-sale, estimated fair value         $    11,672    $    68,427    $     2,829    $        76    $    83,004


Proceeds from the sale of an investment security during the first quarter of 1996 were $8.5 million. A gross gain of $14 thousand was realized on the sale. There were no sales of investment securities during the same period in 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-LOANS

Loans by category are summarized below:



                                                        March 31,                   December 31,
(DOLLARS IN THOUSANDS)                                    1996          Percent         1995         Percent
- --------------------------------------------------------------------------------------------------------------
Commercial                                            $  151,217         47.78%     $  147,230         46.47%
Real estate, construction                                  4,091          1.29%          4,416          1.39%
Real estate, mortgage                                    104,708         33.08%        107,662         33.98%
Consumer                                                  56,491         17.85%         57,533         18.16%
- --------------------------------------------------------------------------------------------------------------
                     Gross loans                         316,507        100.00%        316,841        100.00%
                                                                    -----------                   -----------
                                                                    -----------                   -----------
    Deferred fee income                                     (502)                         (531)
    Allowance for possible loan losses                    (6,151)                       (5,734)
- ------------------------------------------------------------------                 -----------
                     Loans, net                       $  309,854                    $  310,576
- ------------------------------------------------------------------                 -----------
- ------------------------------------------------------------------                 -----------


No industry constitutes a concentration in the Company's loan portfolio.

The following table summarizes the balances and changes in the allowance for possible loan losses:


                                                     March 31,     December 31,
(DOLLARS IN THOUSANDS)                                 1996            1995
- --------------------------------------------------------------------------------
Average Balance of gross outstanding                 $  312,304     $  261,631
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Gross balance at end of period                       $  316,507     $  316,841
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Allowance at beginning of period                     $    5,734     $    5,318
Charge-offs:
    Commercial                                                7            834
    Real estate                                               7          1,227
    Consumer                                                 33            587
- --------------------------------------------------------------------------------
                       Total charge-offs                     47          2,648

Recoveries
    Commercial                                              156            587
   Real estate                                                2            129
   Consumer                                                  26            192
- --------------------------------------------------------------------------------
                       Total recoveries                     184            908
Net (recoveries)/charge-offs                               (137)         1,740
Provision charge to expense                                 280          1,539
Allowance on purchased loans                                  -            617
- --------------------------------------------------------------------------------
Allowance at end of period                           $    6,151     $    5,734
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-LOANS (CONTINUED)

                                                      March 31,     December 31,
                                                        1996           1995
- --------------------------------------------------------------------------------
Ratio of allowance for loan losses to loans
    outstanding at end of period                        1.94%          1.81%
Ratio of allowance for loan losses to
    nonaccrual loans at end of period                 364.61%        414.01%
Ratio of annualized net charge-offs to
    average loans                                      -0.18%          0.67%



Loans on nonaccrual status were approximately $1.7 million and $2.7 million, respectively at March 31, 1996 and 1995. Interest income that would have been collected on these loans had they performed in accordance with their original terms was approximately $62 thousand and $180 thousand, for the quarters ended March 31, 1996 and 1995, respectively.

NOTE 4-COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate losses as a result of these transactions. However, the commitments are a component of the estimate of the allowance for possible loan losses. Commercial and standby letters of credit totaled approximately $5.2 million and $4.3 million at March 31, 1996, and December 31, 1995, respectively. In addition, the Company had unfunded loan commitments of $85.8 million and $85.0 million at March 31, 1996, and December 31, 1995, respectively.

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

The Company has entered into two interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate loan portfolio. At March 31, 1996, the Company had outstanding one interest rate swap agreement with a commercial bank having a total notional principal amount of $50 million (Swap #1), and one interest rate swap agreement with a broker dealer having a notional principal amount of $25 million (Swap #2). The agreements were intended to reduce the Company's exposure to declines in prime lending rates by artificially converting $75 million of the Company's prime-based loans to fixed rates for the duration of the agreements. Swap #1 was entered into in September 1993. The terms of the first agreement require the Company to pay interest quarterly based on three-month LIBOR and to receive interest semi-annually at a fixed rate of 4.865%. The agreement matures in September 1998.

Swap #2 was entered into in January 1994. The terms of the second agreement require the Company to pay interest quarterly based on three-month LIBOR in arrears, and to receive interest semi-annually at a fixed rate of 5.04% through the January 1997 maturity date. The Company accrues monthly interest income and expense on the swaps, the net of which is included in income on loans. Net interest expense of $146 thousand and $264 thousand related to the swap agreements is included in interest income for the quarters ended March 31, 1996 and 1995, respectively. The Company is required to pledge collateral on the swaps. U.S. Agency notes having a fair value of approximately $5.6 million were pledged as collateral for the agreements as of March 31, 1996. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

PART I.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion presents information about the results of operations, financial condition, liquidity and capital resources of SC Bancorp and its subsidiary, Southern California Bank (together, the "Company"). This information should be read in conjunction with the audited 1995 consolidated financial statements of the Company and the notes thereto, and the accompanying quarterly unaudited consolidated financial statements and notes thereto.

During the first quarter of 1996, the Company completed the previously-announced sale of two branches of Southern California Bank and the consolidation of a third branch. In subsequent periods, the Company expects to fully realize the reductions in ongoing operating expenses associated with these actions.

RESULTS OF OPERATIONS

The Company reported net income of $763 thousand for the first quarter of 1996 compared to net income of $345 thousand for the first quarter of 1995. Net income for the first quarter of 1995 includes a $408 thousand nonrecurring adjustment to interest expense related to the Company's deferred compensation plan, which was offset by a $407 thousand benefit payment received on corporate-owned life insurance.

The following table summarizes key performance indicators pertaining to the Company's operating results:



                                                       Three months ended
                                                           March 31,
- -------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)       1996          1995
- -------------------------------------------------------------------------------
Return on average assets (1)                           0.66%         0.32%
Return on average shareholders' equity (1)             6.99%         3.28%
Net income                                         $    763      $    345
Earnings per share                                 $   0.10      $   0.05
Total average assets                               $456,149      $425,689
- -------------------------------------------------------------------------------

(1)  Annualized

NET INTEREST INCOME

Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following table provides information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. The table also provides summary of the changes in interest income and interest expense resulting from changes in average interest rates (rate) and changes in average balances (volume) for the three months ending March 31, 1996 and 1995. Average balances are average daily balances. Nonaccrual loans are included in total average loans outstanding.

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      1996 and 1995
                                             March 31, 1996            March 31, 1995               Increase (decrease)
                                  --------------------------------------------------------------
                                   Average             Yield/       Average              Yield/      due to change in       Net
(Dollars in thousands)             Balance  Interest   Rate(1)      Balance   Interest   Rate(1)      Rate      Volume     Change
- -----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Loans, net of deferred
      fees (2)                   $ 312,304  $  7,378    9.50%      $ 209,887   $5,807     9.83%      $(184)    $2,475      $2,291
   Investment securities            89,475     1,144    5.14%        136,103    1,753     5.22%        (27)      (582)       (609)
   Federal funds sold and other      5,979        80    5.40%         27,404      397     5.88%        (31)      (286)       (317)
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets/
   interest income                 407,758     8,602    8.48%        373,394    7,237     7.86%       (242)     1,607       1,365
- -----------------------------------------------------------------------------------------------------------------------------------
Noninterest earning assets          48,391                            52,295
- -----------------------------------------------------------------------------------------------------------------------------------
Total assets                     $ 456,149                         $ 425,689
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders'
  Equity
  Deposits                       $ 276,129  $  2,660    3.87%      $ 256,407   $2,322     3.67%      $ (19)    $ (319)     $ (338)
Other interest-bearing
  liabilities/interest expense      18,274       306    6.74%         12,722      635    20.24%        453       (124)        329
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities/interest expense     294,403     2,966    4.05%        269,129    2,957     4.46%        434       (443)         (9)
- -----------------------------------------------------------------------------------------------------------------------------------
  Noninterest-bearing
  liabilities                      117,862                           114,273
  Shareholders' equity              43,884                            42,287
- -----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity           $ 456,149                         $ 425,689
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income/net
  interest margin                            $ 5,636    5.56%                  $4,280     4.65%      $ 192     $1,164      $1,356
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

(1) Annualized.
(2) Includes loans on nonaccrual status of approximately $1.7 million and $2.7 million at March 31, 1996 and 1995, respectively. The amounts of interest income foregone on loans that were on nonaccrual status was approximately $62 thousand and $180 thousand for the quarters ended
    March 31, 1996 and 1995, respectively. Interest income on loans includes amortization of net loan fees of approximately $29 thousand and $39 thousand for the same period. Additionally, net interest expenses relating to the interest rate swap agreements of $146 thousand and $264 thousand are included in interest income for the quarters ended march 31, 1996 and 1995, respectively.

The Company's net interest income was $5.6 million for the three months ended March 31, 1996, compared to $4.3 million for the three months ended March 31, 1995. The net interest margin increased to 5.56% for the first quarter of 1996, compared to 4.65% for the prior year. The increase in the net interest margin is attibutable in part to a change in the earning asset mix that includes a higher proportion of loans to investment securities, and to a decrease in funding costs. Average loans increased to 77% of total average earning assets from 56% of average earning assets a year ago. The increase was largely due to the $72 million of loans acquired from Independence One Bank of California, FSB ("IOBC") on April 30, 1995. The decrease in investment securities reflects the sale of $27 million of investment securities during the third quarter of 1995, and the sale of a $8.5 million U.S. Agency security during the first quarter of 1996. The decrease in funding costs compared to the prior year is due to the fact that higher rate certificates of deposit raised prior to the IOBC transaction have largely been replaced with lower cost deposits. Interest expense for the first quarter of 1995 also included a $408 thousand nonrecurring adjustment on the Company's deferred compensation plans.

The average yield on earning assets increased by 62 basis points despite an approximately 50 basis point decrease in the average prime rate for the first quarter of 1996 compared to the first quarter of 1995. The Company's funding costs decreased 41 basis points from the prior year due to the reasons discussed above.

PROVISION FOR POSSIBLE LOAN LOSSES

The Company recorded a $280 thousand provision for possible loan losses for the first quarter of 1996. Gross loan charge-offs for the quarter were $47 thousand, and recoveries were $184 thousand. The allowance for possible loan losses increased to $6.2 million at March 31, 1996 from $5.7 million at December 31, 1995. Nonaccrual loans increased to $1.7 million at March 31, 1996 from $1.4 million at December 31, 1995. The ratio of the allowance for possible loan losses to total loans increased to 1.94% at March 31, 1996 from 1.81% at December 31, 1995. Refer to NOTE 3-LOANS of the Company's consolidated financial statements which are included in Part I, Item I, of this Form 10-Q.

The Company recorded a $124 thousand provision for possible loan losses for the first quarter of 1995. Gross loan charge-offs were $507 thousand, and gross recoveries were $392 thousand for the quarter.

NONINTEREST INCOME

The following table sets forth the major components of noninterest income for the periods indicated:

                                                             Three Months Ended
(DOLLARS IN THOUSANDS)                                            March 31,
- -------------------------------------------------------------------------------
                                                                1996       1995
                                                                ----       ----
Service charges on deposit accounts                          $   386    $   433
Other fees and charges                                           610        630
Merchant bankcard income                                         117        114
Net gain on sales of investment securities                        14         -
Net loss on sales of fixed assets                                 (1)        -
Life insurance income                                             27        407
Other income                                                     134         52
- -------------------------------------------------------------------------------
            Total noninterest income                         $ 1,287    $ 1,636
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Noninterest income was $1.3 million and $1.6 million for the three months ended March 31, 1996 and 1995, respectively. The decrease in noninterest income from the prior year is largely due to the $407 thousand life insurance benefit payment received in the first quarter of 1995. The reduction in service charge income from the first quarter of 1995 is primarily due to competitive pricing on commercial accounts. The decrease in other fees and charges is primarily due to lower NSF fee income. Other income for the first quarter of 1996 includes $51 thousand for the reversal of unused reserves relating to the third-quarter 1995 restructuring ("1995 Restructuring"). A reserve for the estimated costs of the 1995 Restructuring had been established in the third quarter of 1995.

NONINTEREST EXPENSE

The following table provides detail of the Company's noninterest expense by category for the periods indicated:

                                                             Three Months Ended
(DOLLARS IN THOUSANDS)                                            March 31,
- -------------------------------------------------------------------------------
                                                                1996       1995
                                                                ----       ----
Salaries and employee benefits                               $ 2,649    $ 2,474
Occupancy, furniture and equipment                             1,110      1,143
Professional fees                                                321        182
Postage and delivery                                             161        135
Goodwill amortization                                            114         53
Telecommunications                                               112         99
Insurance and assessment                                         101        313
Merchant bankcard                                                 97        109
Office supplies                                                   80         71
Data processing expense                                           70         56
Other real estate owned                                           62         43
Computer software                                                 61         89
Other operating expense                                          386        495
- -------------------------------------------------------------------------------
Total noninterest expense                                    $ 5,324    $ 5,262
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Annualized noninterest expense as a %
    of average earning assets                                   5.25%     5.72%


Noninterest expense for the first quarter of 1996 increased slightly over the first quarter of 1995. Noninterest expense for the current year includes the expenses associated with the two corporate banking offices and two branches added following the IOBC transaction during the second quarter of 1995. The addition of the new locations has primarily impacted salaries and occupancy expenses. The Company had 217 and 224 full-time equivalent staff at March 31, 1996 and 1995, respectively. The mix of staff has changed somewhat due to the consolidation of certain operating functions in conjunction with the 1995 Restructuring, and to the addition of staff in the corporate lending area as a result of the IOBC acquisition. The increase in professional fees over the prior year reflects the outsourcing of the Company's internal audit function as part of the 1995 Restructuring, and fees associated with evaluating potential acquisition opportunities. Goodwill amortization increased over the prior year due to the IOBC transaction. The decrease in insurance expense is primarily due to the reduction in FDIC deposit insurance premiums.

The Company has improved its operating efficiencies on a larger earning asset base. Annualized noninterest expense as a percentage of average earning assets has decreased to 5.25% from 5.72% a year ago.

FINANCIAL CONDITION

Total assets at March 31, 1996, were $457.2 million, a decrease of 0.97% from $461.7 million at year-end 1995. Total deposits at March 31, 1996, were $398.6 million, a decrease of 2.0% from $406.8 million at year-end 1995. Gross loan balances at March 31, 1996 are slightly below year end. The decrease in deposits is largely due to the sale of two branches, with deposits totaling approximately $7.5 million, during the first quarter of 1996.

The following table provides a summary comparison of assets and liabilities in the Company's consolidated balance sheets and the percentage distribution of these items for the dates indicated:

- -----------------------------------------------------------------------------------------------------------------
                                                                 MARCH 31,   DECEMBER 31,     AMOUNT     PERCENT
                    (DOLLARS IN THOUSANDS)                          1996         1995         CHANGE     CHANGE
- -----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                        $   38,828   $    29,088   $    9,740     33.48%
Investment securities                                                83,004        94,030      (11,026)   -11.73%
Loans, net                                                          309,854       310,576         (722)    -0.23%
Premises and equipment, net                                           8,941         9,734         (793)    -8.15%
Other real estate owned, net                                          2,053         2,073          (20)    -0.97%
Accrued interest receivable                                           2,808         4,297       (1,489)   -34.66%
Other assets                                                         11,695        11,885         (190)    -1.60%
- -----------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                 $  457,183   $   461,683   $   (4,500)     0.97%
- -----------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
    Noninterest-bearing deposits                                 $  116,456   $   130,378   $  (13,922)   -10.68%
    Interest-bearing demand & savings deposits                      137,221       130,301        6,920      5.31%
    Time certificates of deposit                                    144,882       146,132       (1,250)    -0.86%
- -----------------------------------------------------------------------------------------------------------------
        Total deposits                                              398,559       406,811       (8,252)    -2.03%
- -----------------------------------------------------------------------------------------------------------------
Borrowed funds and other interst-bearing liabilities                  9,553         6,407        3,146     49.11%
Accrued interest payable and other liabilities                        3,212         2,953          259      8.78%
Total shareholders' equity                                           45,859        45,512          347      0.76%
- -----------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  457,183   $   461,683   $   (4,500)    -0.97%
- -----------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and overnight investment of excess cash balances as Federal funds sold. The Company maintains balances at correspondent banks adequate to cover daily inclearings and other charges. In accordance with Federal regulations, reserve balances of $1.0 million were maintained in the form of deposits with the Federal Reserve Bank at March 31, 1996.

Cash and cash equivalents increased $9.7 million to $38.8 million at March 31, 1996 from $29.1 million at December 31, 1995. The increase is due to a $10.5 million investment in overnight Federal funds sold. There were no Federal funds sold at December 31, 1995.

INVESTMENT SECURITIES

The Company's securities portfolio includes U.S. Treasury securities and U.S. government agency securities, most of which are mortgage-backed securities. The Company reclassified it entire held-to-maturity portfolio to the available-for-sale category in December, 1995 under the special one-time exemption authorized by the Financial Accounting Standards Board.

The following table sets forth the maturity distribution of the Company's investment securities at their estimated fair values at March 31, 1996:

                                                                             Maturing in
- -------------------------------------------------------------------------------------------------------------------
                                                                Over one       Over five
                                                   One year   year through   years through     Over
(DOLLARS IN THOUSANDS)                              or less    five years      ten years     ten years     Total
- -------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                           $   5,030   $      --       $    --       $      76   $   5,106
U.S. government agency securities                       --          27,663         1,390            --      29,053
Mortgage-backed securities                             6,642        40,764         1,439            --      48,845
- -------------------------------------------------------------------------------------------------------------------
    Total                                          $  11,672   $    68,427     $   2,829     $      76   $  83,004
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------


LOANS

The Company provides a full range of credit products designed to meet the credit needs of borrowers in its service area. The Company engages in medium-term commercial real estate loans secured by commercial properties, commercial loans, term financing, SBA loans, and consumer loans principally in the form of home equity lines of credit, vehicle loans, and loans to high net worth individuals. Additionally, the Company offers construction loan products principally for entry level housing and owner-user commercial industrial properties.

Refer to NOTE 3-LOANS of the Company's consolidated financial statements which are included in Part 1, Item 1, of this Form 10-Q for a comparison of loans by category at March 31, 1996 and December 31, 1995.

COMMERCIAL LOANS. Commercial loans totaled $151.2 million or 47.8% of total loans and $147.2 million or 46.5% of total loans at March 31, 1996, and December 31, 1995, respectively. Commercial loans at March 31, 1996 and December 31, 1995 include the loans purchased from IOBC and approximately $20 million of SBA loans purchased during the fourth quarter of 1995. Most of the Bank's commercial borrowers and customers are small to medium size businesses and professionals. Most of the commercial loans are short term, are reviewed and renewed annually, and bear a floating rate of interest. Approximately 67% of the commercial loan portfolio is secured. Collateral for these loans consists of accounts receivable, inventories, equipment, and other business assets, including real estate. At March 31, 1996, $36.8 million or 11.6% of total loans were secured by accounts receivable as compared to $29.5 million or 9.3% of loans at December 31, 1995. Commercial loans secured by real estate were $17.8 million or 5.6% at March 31, 1996, compared to $18.9 million or 6.0% of loans at December 31, 1995. In 1995, the Company began participating in government-insured lending programs, including SBA loans. At March 31, 1996, the Company had $20.8 million of SBA loans.

REAL ESTATE CONSTRUCTION LOANS. Real estate construction loans comprise $4.1 million or 1.3% of outstanding loans at March 31, 1996. Construction loans were $4.4 million, or 1.4%, of total loans at December 31, 1995.

REAL ESTATE MORTGAGE LOANS. Real estate mortgage loans comprise $104.7 million or 33.1% of the total loan portfolio at March 31, 1996, compared to $107.7 million or 34.0% of the total loans outstanding at year end 1995. Approximately $16.8 million of real estate loans were purchased from IOBC. Company management continues to monitor the concentration of real estate loans in the loan portfolio. New real estate loans are made only to existing borrowers who are owner/users or to new borrowers who provide a new major banking relationship, and demonstrate adequate cash flows. All new real estate borrowers must provide financial reporting that meets FDICIA standards, and the loans must have conservative loan to value ratios. Approximately 80% of the Bank's real estate loans are secured by first trust deeds; and approximately 50% are to owner/users.

CONSUMER LOANS. Approximately $56.5 million, or 17.9%, of the loan portfolio is consumer loans at March 31, 1996. The consumer loan portfolio includes $29.8 million, or 9.4% of total loans, of home equity loans and home equity lines of credit. Vehicle loans comprise approximately $18.3 million, or 5.8%, of total loans at March 31, 1996. The levels of consumer loans at period ends may fluctuate and may not necessarily be representative of average levels experienced during the respective periods due to the timing of advances and payments made on such loans by borrowers.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES. The following table sets forth the maturity distribution of the Company's loan portfolio (excluding consumer and nonaccrual loans) at March 31, 1996 based on remaining scheduled principal repayments:


                                                                                   Maturing in
- ------------------------------------------------------------------------------------------------------------------
                                                                              Over one
                                                                 One year   year through      Over
(DOLLARS IN THOUSANDS)                                           or less     five years    five years     Total
- ------------------------------------------------------------------------------------------------------------------
Commercial                                                      $   77,584   $    46,475    $  25,978   $  150,037
Real estate, construction                                            3,468           623         --          4,091
Real estate, mortgage                                               27,184        57,147       19,986      104,317
- ------------------------------------------------------------------------------------------------------------------
    Total                                                       $  108,236   $   104,245    $  45,964   $  258,445
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------


The following table sets forth information on sensitivity to changes in interest rates for the Company's loan portfolio (excluding consumer and nonaccrual loans) at March 31, 1996:

                                                                                   Repricing in
- ------------------------------------------------------------------------------------------------------------------
                                                                              Over one
                                                                 One year   year through      Over
(DOLLARS IN THOUSANDS)                                           or less     five years    five years     Total
- ------------------------------------------------------------------------------------------------------------------
Fixed interest rates                                            $   23,420   $    33,957    $  13,281   $   70,658
Variable interest rates                                            187,787          --           --        187,787
- ------------------------------------------------------------------------------------------------------------------
    Total                                                       $  211,207   $    33,957    $  13,281   $  258,445
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------


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

Nonaccrual loans by category are summarized below:


                                                        March 31,   December 31,
(DOLLARS IN THOUSANDS)                                    1996          1995
- ---------------------------------------------------------------------------------
Commercial                                             $       621   $       620
Real estate, construction                                     --            --
Real estate, mortgage                                          950           615
Consumer                                                       116           150
- ---------------------------------------------------------------------------------
    Total nonaccrual loans                             $     1,687   $     1,385
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------

Delinquent loans (past due 30 to 89 days and still accruing) by category are summarized below:

                                                        March 31,   December 31,
(DOLLARS IN THOUSANDS)                                    1996          1995
- ---------------------------------------------------------------------------------
Commercial                                             $       256   $       548
Real estate, construction                                     --            --
Real estate, mortgage                                          383           503
Consumer                                                       835           411
- ---------------------------------------------------------------------------------
    Total delinquent loans                             $     1,474   $     1,462
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------

Percentage of total gross loans:
      Nonaccrual loans                                        0.53%         0.44%
      Delinquent loans, still accruing interest               0.47%         0.46%
      Nonaccrual and delinquent loans                         1.00%         0.90%


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

When it is determined that additions are required, additions to the allowance are made through charges to operations and are reflected in the statements of operations as a provision for loan losses. Loans which are deemed to be uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited back to the allowance. Refer to NOTE 3-LOANS of the Company's consolidated financial statements which are included in Part I, Item I, of this Form 10-Q for additional information concerning activity in the allowance for possible loan losses, including charge-offs and recoveries.

OTHER REAL ESTATE OWNED

OREO primarily includes properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer to OREO is reflected in the allowance for possible loan losses as a charge-off. Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a provision for writedowns on OREO. Routine holding costs, net of any income and net gains and losses on disposal, are reported as noninterest expense. Activity in OREO for the periods indicated is as follows:

                                                          Three Months    Year Ended
                                                             Ended       December 31,
(DOLLARS IN THOUSANDS)                                   March 31, 1996      1995
- --------------------------------------------------------------------------------------
Balance, beginning of period                              $      2,073    $     5,837
  Additions                                                    --               1,923
  Sales                                                        --              (5,689)
  Valuation and other adjustments                                  (20)             2
- --------------------------------------------------------------------------------------
Balance, end of period                                    $      2,053    $     2,073
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------

At March 31, 1996, OREO portfolio consisted of four properties. The Company is actively marketing these properties.

DEPOSITS

Total deposits at March 31, 1996 were $398.6 million, a $8.2 million decrease from $406.8 million at year end 1995. As discussed in the overview section above, the decrease in deposit balances is primarily attributable to the sale of two branches during the first quarter of 1996.

The following table sets forth the distribution of average deposits and the rates paid thereon for the periods indicated:

                                                       THREE MONTHS ENDED                    FISCAL YEAR ENDED
                                                         MARCH 31, 1996                      DECEMBER 31, 1995
- ------------------------------------------------------------------------------------------------------------------------
                                               AVERAGE                               AVERAGE
(DOLLARS IN THOUSANDS)                         BALANCE     RATE (1)    % OF TOTAL    BALANCE     RATE (1)    % OF TOTAL
- ------------------------------------------------------------------------------------------------------------------------
Demand deposits                               $  114,585                   29.33%   $  123,815                   30.47%
NOW/MMDA                                          80,596       1.97%       20.63%       81,815       1.77%       20.13%
Savings                                           47,804       2.09%       12.24%       55,204       2.08%       13.58%
TCDs                                             147,728       5.49%       37.80%      145,555       5.77%       35.82%
- ------------------------------------------------------------------------------------------------------------------------
    Deposits                                  $  390,713                  100.00%   $  406,389                  100.00%
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------


The decrease in average demand deposit balances to $114.6 million at March 31, 1996 from $123.8 million at December 31, 1995 can be attributed to the use of investment sweep accounts by selected business customers, and to the sale of two branches during the first quarter of 1996.

The reduction in the average rate paid on time certificates of deposit to 5.49% at March 31, 1996 from 5.77% at December 31, 1995 is due in part to the maturity of the higher rate accounts raised prior to the IOBC transaction. These accounts have largely been replaced with lower cost deposits.

The following table sets forth the maturities of the Company's time certificate of deposit accounts at the dates indicated:

                                                                  MARCH 31, 1996,
                                                                    MATURING IN
- -----------------------------------------------------------------------------------------------------------------
                                                     OVER THREE     OVER SIX MONTHS
                                    THREE MONTHS   MONTHS THROUGH   THROUGH TWELVE     OVER TWELVE
(DOLLARS IN THOUSANDS)                OR LESS        SIX MONTHS         MONTHS           MONTHS         TOTAL
- -----------------------------------------------------------------------------------------------------------------
Under $100,000                      $     35,006      $  28,787        $  23,862       $     9,081    $   96,736
$100,000 and over                         24,067         12,484            7,578             4,017        48,146
- -----------------------------------------------------------------------------------------------------------------
    Total                           $     59,073      $  41,271        $  31,440       $    13,098    $  144,882
- -----------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------


                                                                DECEMBER 31, 1995,
                                                                   MATURING IN
- -----------------------------------------------------------------------------------------------------------------
                                                     OVER THREE     OVER SIX MONTHS
                                    THREE MONTHS   MONTHS THROUGH   THROUGH TWELVE     OVER TWELVE
(DOLLARS IN THOUSANDS)                OR LESS        SIX MONTHS         MONTHS           MONTHS         TOTAL
- -----------------------------------------------------------------------------------------------------------------
Under $100,000                      $     32,926      $  28,532        $  31,492       $     7,034    $   99,984
$100,000 and over                         20,183         13,587            9,260             3,118        46,148
- -----------------------------------------------------------------------------------------------------------------
    Total                           $     53,109      $  42,119        $  40,752       $    10,152    $  146,132
- -----------------------------------------------------------------------------------------------------------------


BORROWED FUNDS AND OTHER INTEREST-BEARING LIABILITIES

Borrowed funds and other interest-bearing liabilities consist of overnight Federal funds purchased, Treasury, tax and loan notes ("TT&L"), obligations under securities repurchase agreements, the principal portions of capitalized lease obligations, obligations to senior lienholders for certain OREO properties, and deferred compensation liabilities. The balance of borrowed funds and other interest-bearing liabilities increased to $9.6 million at March 31, 1996 from $6.4 million at December 31, 1995. The $3.2 million net increase comprises a $5 million increase in Federal funds purchased, partially offset by a $1.6 million decrease in TT&L and a $257 thousand decrease in capital lease obligations.

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

The following gap repricing table sets forth information concerning the Company's rate sensitive assets and rate sensitive liabilities, including the off-balance sheet amounts for interest rate swaps, as of March 31, 1996. Such assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following gap table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market interest rates. Also, loan prepayments and changes in the mix or level of deposits could cause the interest sensitivities to vary from those which appear in the table.

                                                                     Over            Over
                                                                  Three months     One year
                                                 Three months       through         through        Over
 (DOLLARS IN THOUSANDS)                            or less        twelve months    five years    five years      Total
- ------------------------------------------------------------------------------------------------------------------------
 INTEREST-EARNING ASSETS
     Federal funds sold                          $     10,483     $      --        $     --      $    --      $  10,483
     Investment securities                              1,660          10,012          68,427        2,905       83,004
     Loans(1)                                         205,780          39,162          49,130       20,748      314,820
     Interest rate swap                                  --            25,000          50,000         --         75,000
- ------------------------------------------------------------------------------------------------------------------------
          Total interest-earning assets          $    217,923     $    74,174      $  167,557    $  23,653    $ 483,307
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
 INTEREST-BEARING LIABILITIES
     Interest-bearing demand and
       savings deposits                          $       --       $    24,862      $   95,320    $  17,039    $ 137,221
     Time certificates of deposit                      59,074          72,710          13,086           12      144,882
     Other borrowing and interest-
       bearing liabilities                              8,407           1,146            --           --          9,553
     Interest rate swap                                75,000            --              --           --         75,000
- ------------------------------------------------------------------------------------------------------------------------
           Total interest-bearing liabilities         142,481     $    98,718      $  108,406    $  17,051    $ 366,656
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
 Interest rate sensitivity gap                   $     75,442     $   (24,544)     $   59,151    $   6,602
 Cumulative interest rate sensitivity gap              75,442          50,898         110,049      116,651
 Cumulative interest rate sensitivity gap as a
     as a percentage of total interest-earning
     assets                                            15.61%          10.53%          22.77%       24.14%

- -------------------------------------------------------
     (1) Loans exclude nonaccrual loans of $1,687.

At March 31, 1996, the Company's rate sensitive balance sheet was shown to be in a positive gap position over a one-year horizon. The gap between assets and liabilities that reprice within 12 months was $50.9 million or 10.53% of assets. The table above implies that the Company is moderately asset-sensitive and that its earnings would increase in the short-term if interest rates rise. Repricing of the Company's interest-bearing demand and savings deposits generally lags repricing on the Company's variable rate loan portfolio. These core deposits tend to be fairly stable over time and exhibit a low sensitivity to changes in interest rates. In preparing the gap table, management distributes core deposit balances across the maturity ranges in accordance with regulatory guidelines in order to incorporate these characteristics of its core deposits.

In addition to utilizing the repricing gap table above in managing its interest rate risk, the Company performs a quarterly income simulation analysis. This simulation analysis provides a dynamic evaluation of the Company's balance sheet and income statement under varying scenarios, providing an estimate of both the dollar amount and percentage change in net interest income under various changes in interest rates. Based on this income simulation analysis, the Company has tended to be moderately asset-sensitive. Thus, a rising rate environment would tend to lead to an increase in net interest income.

LIQUIDITY

Liquidity management involves the Company's ability to meet the cash flow requirements of its customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Company's liquid assets consist of cash and cash equivalents, and investment securities, excluding those pledged as collateral. It is the Company's policy to maintain a liquidity ratio (liquid assets to liabilities) of between 20% and 40%, and to limit loans to no more than 85% of deposits. At March 31, 1996, the Company's ratios were within these guidelines: the liquidity ratio was 25.3% and the loan to deposit ratio was 79.4%.

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

The Company's liquid assets were $100.2 million at March 31, 1996, up from $101.3 million at December 31, 1995.

Secondary sources of liquidity include reverse repurchase arrangements to borrow cash for short to intermediate periods of time using the Company's available-for-sale securities as collateral and Federal funds lines of credit that allow the Company to temporarily borrow an aggregate of up to $25.0 million from three commercial banks. At March 31, 1996, the Company had approximately $64.6 million in unpledged securities that could be used for reverse repurchase agreements. During the three months ended March 31, 1996, the largest amount of funds so borrowed was $20.5 million. Federal funds arrangements with correspondent banks are subject to the terms of the individual arrangements and may be terminated at the discretion of the correspondent bank. Federal funds purchases of up to $10.0 million were borrowed during the quarter ended
March 31, 1996.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset risk profile and off-balance sheet exposures, such as unused loan commitments and standby letters of credit. The regulations require that a portion of total capital be core, or Tier 1, capital consisting of common stockholders' equity and perpetual preferred stock, less goodwill and certain other deductions, with the remaining, or Tier 2, capital consisting of other elements, primarily subordinated debt, mandatory convertible debts, and grandfathered senior debt, plus the allowance for possible loan losses, subject to certain limitations. As of December 1992, the risk-based capital rules were further supplemented by a leverage ratio, defined as Tier 1 capital divided by quarterly average assets after certain adjustments. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate exposure), excellent asset quality, high liquidity, and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4 to 5 percent, depending on their particular condition and growth plans. Higher capital ratios can be mandated by the regulators if warranted by the particular circumstances or risk profile of a banking organization. In the current regulatory environment, banking companies must stay well capitalized, as defined in the banking regulations, in order to receive favorable regulatory treatment on acquisitions and favorable risk-based deposit insurance assessments. Management seeks to maintain capital ratios in excess of the regulatory minimums. As of March 31, 1996, the capital ratios of the Company and the Bank exceeded the well capitalized thresholds prescribed in the rules.

The following table sets forth the Company's and the Bank's leverage and risk-based capital ratios at March 31, 1996:

                                                        March 31, 1996
                                            Company                         Bank
- ------------------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)             Amount            %            Amount            %
- ------------------------------------------------------------------------------------------
 Leverage ratio                    $43,009          9.44%         $41,816          9.17%
      Regulatory minimum            18,222          4.00%          18,243          4.00%
      Excess                        24,787          5.44%          23,573          5.17%
 Risk-based ratios
      Tier 1 capital               $43,009(a)      10.92%(b)      $41,816(a)      10.66%(b)
      Tier 1 minimum                15,760          4.00%(c)       15,695          4.00%(c)
      Excess                        27,249          6.92%          26,121          6.66%
      Total capital                $47,949(d)      12.17%(b)       46,791(d)      11.93%(b)
      Total capital minimum         31,521          8.00%          31,390          8.00%
      Excess                        16,428          4.17%          15,401          3.93%
- ------------------------------------------------------------------------------------------

 (a) Includes common shareholders' eqity (excluding unrealized losses on available-for-sale securities) less goodwill. The Tier 1 capital ratio is adjusted for the disallowed portion of deferred tax assets, if applicable.

 (b) Risk-weighted assets of $394.0 million and $392.4 million were used to compute these percentages.

 (c) Insured institutions, such as the Bank, must maintain a Tier 1 capital ratio of at least 4% or 5%, a Tier 1 capital ratio of at least 4% or 6%, and a Tier 1 capital ratio of at least 8% or 10% in order to be categorized adequately capitalized or well-capitalized, respectively.

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

Item 3.  Defaults Upon Senior Securities
                Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                Not Applicable

Item 5.  Other Information
                Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits


                                 Exhibit Index
- --------------------------------------------------------------------------------

Exhibit                           Description
  No.
- --------------------------------------------------------------------------------

2.1 Real Estate Purchase Agreement dated February 28, 1994, between Southern California Bank and Downey Community Hospital
         Foundation (a)
2.2 Asset Purchase and Liability Assumption Agreement between Southern California Bank and Independence One Bank of California, F.S.B.,
         dated January 18, 1995(g)
2.3 Deposit Purchase Agreement between Southern California Bank and Home Bank dated October 10, 1995(j)
2.4 Deposit Purchase Agreement between Southern California Bank and Preferred Bank dated November 14, 1995(j)
3(i).1   SC Bancorp Articles of Incorporation as previously amended(h)
3(i).2   Amendment to SC Bancorp Articles of Incorporation dated May 9, 1995(j)
3(ii).1  Bylaws, as amended through March 25, 1996.(j)
4.1      Specimen Common Stock Certificate(j)
4.2      SC Bancorp 1989 Stock Option Plan (February 1990)*(f)
4.3.1 Amended and restated Southern California Bank Employee Retirement Plan dated January 1, 1992*(d)
4.3.2 First amendment to the amended and restated Southern California Bank Employee Retirement Plan*(j)
4.3.3 Second amendment to the amended and restated Southern California Bank Employee Retirement Plan*(j)
4.3.4 Third amendment to the amended and restated Southern California Bank Employee Retirement Plan*(j)
4.3.5 Fourth amendment to the amended and restated Southern California Bank Employee Retirement Plan*(j)
4.4      SC Bancorp Executive Deferral Plan (IV) (February 1990)*(f)
4.5 Southern California Bank Executive Incentive Compensation Plans for 1994 (December 1993)*(b)
4.6      Southern California Bank Executive Incentive Compensation Plans for
         1995*(j)
10.1 Sublicense Agreement between Southern California Bank and National Commerce Bank Services, Inc., dated October 22, 1992 for supermarket space in La Habra, California(c)
10.2 Sublease between SC Bancorp and Denny's, dated December 24, 1992 for office space in La Mirada, California(c)
10.3 Lease between Southern California Bank and Robert Stein, dated September 1, 1981, amended June 19, 1990, for office space in Avalon, California(d)
10.4 Lease between Southern California Bank and Commonwealth Equity Trust, dated December 17, 1990 for office space in Signal Hill, California(d)
10.5 Lease between SC Bancorp and Forest Lawn Company and Western Empire Savings and Loan Association, dated August 18, 1983, amended
         January 3, 1991, for office space in Yorba Linda, California(d)
10.6 Assignment of lease between Southern California Bank and Garfield Bank, dated December 27, 1985, amended January 1, 1987, for office space in Huntington Beach, California(b)

10.7 Lease between Southern California Bank and Tustin-La Palma Business Center, dated July 8, 1993 for office space in Anaheim, California(b)
10.8 Lease between Southern California Bank and Dicker-Warmington Properties, dated as of January 1, 1990 for office space in City of Industry, California(b)
10.9 License Agreement between Southern California Bank and The Vons Companies, Inc., dated December 18, 1992 for supermarket space in Anaheim Hills, California(b)
10.10 Consent to assignment of sublease and sublease between Southern California Bank, Bank of America, NTSA, and The Taj dated May 12, 1995 for office space in Laguna Hills, California(j)
10.11 Sublease between Southern California Bank and Citicorp Savings, dated November 30, 1995 for office space in La Jolla, California(j)
10.12 Lease between Southern California Bank and Regents Park Financial Centre, Ltd., dated October 25, 1995 for office space in La Jolla, California(j)
10.13 Forward lease between Southern California Bank and Regents Park Financial Centre, Ltd., dated October 25, 1995 for office space in La Jolla, California(j)
10.14 Employment Security Agreement between SC Bancorp and Larry D. Hartwig, dated January 1, 1995*(g)
10.15    Amendment to Employment Security Agreement between SC Bancorp and
         Larry D. Hartwig, dated July 18, 1995*(i)
10.16 Employment Security Agreement between SC Bancorp and David A. McCoy, dated February 25, 1992*(c)
10.17    Amendment to Employment Security Agreement between SC Bancorp and
         David A. McCoy dated November 21, 1995*(j)
10.18 Employment Security Agreement between SC Bancorp and Bruce W. Roat, dated March 17, 1995*(g)
10.19 Amendment to Employment Security Agreement between SC Bancorp and Bruce. W. Roat, dated November 21, 1995*(j)
10.20 Employment Security Agreement between SC Bancorp and Mark B. Metzinger, dated May 1, 1995*(j)
10.21    Amendment to Employment Security Agreement between SC Bancorp and
         Mark B. Metzinger dated November 21, 1995*(j)
10.22    Employment Security Agreement between Southern California Bank and
         Ann E. McPartlin, dated September 15, 1994*(g)
10.23    Amendment to Employment Security Agreement between SC Bancorp and
         Ann E. McPartlin, dated November 21, 1995*(j)
10.24    Employment Security Agreement between Southern California Bank and
         M. V. Cummings, dated September 15, 1994*(g)
10.25    Amendment to Employment Security Agreement between SC Bancorp and
         M. V. Cummings, dated November 21, 1995*(j)
10.26 Form of Indemnification Agreement entered into with each Executive Officer and Director of SC Bancorp(b)
10.27 Form of Indemnification Agreement entered into with each Executive Officer and Director of Southern California Bank(b)
27.1     Financial Data Schedule

- --------------------------------------------------------------------------------

 (a) This exhibit is contained in SC Bancorp's Registration Statement on Form S-2, Amendment No. 1, filed with the Commission on April 28, 1994, (Commission File No. 33-76274), and incorporated herein by reference.
 (b) This exhibit is contained in SC Bancorp's Registration Statement on Form S-2, filed with the Commission on March 9, 1994, (Commission File No. 33-76274), and incorporated herein by reference.
 (c) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1992, filed with the Commission on March 30, 1993, (Commission File No. 0-11046) and incorporated herein by reference.
 (d) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1991, filed with the Commission on March 30, 1992, (Commission File No. 0-11046) and incorporated herein by reference.
 (e) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1990, filed with the Commission on April 1, 1991, (Commission File No. 0-11046) and incorporated herein by reference.
 (f) This exhibit is contained in SC Bancorp's Proxy Statement, filed with the Commission on on March 23, 1990, (Commission File No. 0-11046) and incorporated herein by reference.
 (g) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1994, filed with the Commission on March 30, 1995, (Commission File No. 0-11046) and incorporated herein by reference.
 (h) This exhibit is contained in SC Bancorp's Quarterly Report on Form 10-Q for the period ended March 31, 1995, filed with the Commission on May 15, 1995, (Commission File No. 0-11046) and incorporated herein by reference.
 (i) This exhibit is contained in SC Bancorp's Quarterly Report on Form 10-Q for the period ended June 30, 1995, filed with the Commission on August 15, 1995, (Commission File No. 0-11046) and incorporated herein by reference.
 (j) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on March 29, 1996. (Commission File No. 0-11046) and incorporated herein by reference.

- --------------------------------------------------------------------------------

         (b)  Reports filed on Form 8-K
         None filed during the first quarter of 1996.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     10 May, 1996             SC BANCORP
                                               (Registrant)

                                          By:  /S/  Bruce Roat
                                               ------------------------
                                               Bruce Roat
                                               E.V.P./C.F.O.
                                               (Principal Financial and
                                                Accounting Officer)