Form 10-Q
period 1996-06-30
SC BANCORP
filed 1996-08-12
CIK 351617

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996

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

There were 7,476,405 shares of common stock for the registrant issued and outstanding as of August 1, 1996.

                          Part I-Financial Information
Item 1. Financial Statements
            SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                               June 30,   December 31,
                                                                                 1996         1995
                                                                              (Unaudited)   (Audited)
- ------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                        $ 28,931     $ 29,088
Federal funds sold                                                                9,584            -
- ------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                                   38,515       29,088
- ------------------------------------------------------------------------------------------------------
Securities available-for-sale, at fair value (Notes 1 and 2)                     79,861       94,030

Loans (Notes 1 and 3)                                                           322,953      316,841
     Less: Deferred fee income                                                     (562)        (531)
          Allowance for possible loan losses                                     (5,327)      (5,734)
- ------------------------------------------------------------------------------------------------------
          Loans, net                                                            317,064      310,576
- ------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                       8,496        9,734
Other real estate owned, net                                                      1,849        2,073
Accrued interest receivable                                                       4,010        4,297
Other assets                                                                     12,038       11,885
- ------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $461,833     $461,683
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
     Interest-bearing                                                          $280,226     $276,433
     Noninterest-bearing                                                        121,377      130,378
- ------------------------------------------------------------------------------------------------------
     Total deposits                                                             401,603      406,811
- ------------------------------------------------------------------------------------------------------
Borrowed funds and other interest-bearing liabilities                            10,782        6,407
Accrued interest payable and other liabilities                                    3,027        2,953
- ------------------------------------------------------------------------------------------------------
     Total liabilities                                                          415,412      416,171
- ------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, no par or stated value: 10,000,000 shares authorized;
     no shares issued or outstanding                                                  -            -
Common stock, no par or stated value: 20,000,000 shares authorized;
     7,476,405 and 7,471,505 shares issued and outstanding at June 30,
     1996 and December 31, 1995, respectively.                                   37,681       37,658
Retained earnings                                                                10,283        8,600
Unrealized loss on available-for-sale securities, net of taxes (Note 1)          (1,543)        (746)
- ------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                  46,421       45,512
- ------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES and SHAREHOLDERS' EQUITY                                     $461,833     $461,683
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                     Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
- -------------------------------------------------------------------------------------------------------------------
                                                                1996           1995           1996           1995
                                                                ----           ----           ----           ----
INTEREST INCOME
Interest and fees on loans                                     $ 7,390        $ 6,613        $14,768        $11,700
Interest on investment securities                                1,061          1,689          2,204          3,442
Interest on Federal funds sold                                      91            242            172            640
- -------------------------------------------------------------------------------------------------------------------
     Total interest income                                       8,542          8,544         17,144         15,782
- -------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits:
     Interest-bearing demand                                       571            340            966            632
     Savings                                                       233            293            481            604
     Time certificates of deposit                                1,897          2,274          3,914          3,995
- -------------------------------------------------------------------------------------------------------------------
     Total interest on deposits                                  2,701          2,907          5,361          5,231
- -------------------------------------------------------------------------------------------------------------------
Other interest expense                                             183            169            489            803
- -------------------------------------------------------------------------------------------------------------------
     Total interest expense                                      2,884          3,076          5,850          6,034
- -------------------------------------------------------------------------------------------------------------------
Net interest income                                              5,658          5,468         11,294          9,748
(Recovery of) provision for possible loan losses (Note 3)         (750)           200           (470)           324
- -------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses     6,408          5,268         11,764          9,424
- -------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
     Service charges on deposit accounts                           377            410            764            843
     Other fees and charges                                        655            659          1,265          1,289
     Merchant bankcard income                                      126            123            243            237
     Net gain on sales of investment securities                      -              -             14              -
     Net loss on sales of fixed assets                             (23)             -            (24)             -
     Life insurance income                                          26              -             53            407
     Other income                                                   85            145            218            197
- -------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                    1,246          1,337          2,533          2,973
- -------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
     Salaries and employee benefits                              2,559          2,568          5,178          5,042
     Net occupancy, furniture and equipment                      1,078          1,200          2,188          2,342
     Legal                                                         488            289            640            356
     Other real estate owned                                       426            231            482            245
     Professional fees                                             192            174            361            247
     Postage and delivery                                          155            148            315            283
     Miscellaneous                                                 133             89            242            211
     Goodwill amortization                                         121            101            235            154
     Merchant bankcard expense                                     106            113            203            222
     Professional and community                                     99             41            149            155
     Telecommunications                                             85            119            197            218
     Stationery and supplies                                        84             89            163            160
     Data processing                                                78             59            147            115
     Other operating expense                                       469            776            897          1,509
- -------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                   6,073          5,997         11,397         11,259
- -------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                         1,581            608          2,900          1,138
Provision for income taxes                                         661            178          1,217            363
- -------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $   920        $   430        $ 1,683        $   775
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                    7,475          7,469          7,474          7,469
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Earnings per share                                             $  0.12        $  0.06        $  0.23        $  0.10
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                     Six months ended
                                                                                          June 30,
                                                                                        (Unaudited)
- ---------------------------------------------------------------------------------------------------------
                                                                                    1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $  1,683       $    775
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      (Recovery of) provision for possible loan losses                                (470)           324
      Provision for loss on other real estate owned                                    369            128
      Loss (gain) on sale of other real estate owned                                    16            (46)
      Gain on sale of available-for-sale investment securities                         (14)             -
      Net amortization of premiums on investment securities                            467            827
      Net amortization of deferred fees and unearned income on loans                    31            (53)
      Depreciation and amortization                                                    951          1,104
      Loss on sale of fixed assets                                                      24              -
      Net decrease (increase) in accrued interest receivable and other assets          697           (501)
      Net increase (decrease) in accrued interest payable and other liabilities      1,323           (979)
- ---------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                   5,077          1,579
- ---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of available-for-sale investment securities                    8,549              -
   Proceeds from maturities of available-for-sale investment securities              4,005          5,000
   Proceeds from maturities of held-to-maturity investment securities                    -          3,197
   Purchase of investment securities                                                  (202)             -
   Purchase of IOBC loans                                                                -        (71,576)
   Net increase in loans                                                            (6,749)        (8,138)
   Proceeds from sale of fixed assets and other assets                                 197              -
   Purchase of fixed assets                                                           (138)          (940)
   Proceeds from sale of other real estate owned                                       567          1,333
- ---------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities                            6,229        (71,124)
- ---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                              23              -
   Purchase of IOBC interest-bearing deposits                                            -         14,965
   Purchase of IOBC noninterest-bearing deposits                                         -         19,762
   Increase in interest-bearing deposits                                             3,662         55,771
   Decrease in noninterest-bearing deposits                                         (8,871)        (3,399)
   Increase (decrease) in other borrowings                                           3,307         (7,789)
- ---------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by financing activities                           (1,879)        79,310
- ---------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                9,427          9,765
Cash and cash equivalents, beginning of period                                      29,088         31,118
- ---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                          $ 38,515       $ 40,883
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
   Unrealized loss on investment securities, available-for-sale, net of tax       $    797       $  2,517
   Transfers of loans to other real estate owned                                       699            979
   Assumptions of senior liens on other real estate owned                               28              -
   Asset sales offset to restructuring reserve                                          91              -
   Close out of capital lease accounts                                                 118              -
- ---------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                   Notes to Consolidated Financial Statements
            (Unaudited, except for information as of and for the year
                            ended December 31, 1995)

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES

SC Bancorp, a California bank holding company (the "Company"), and its subsidiary, Southern California Bank, a California state-chartered bank (the "Bank"), operates 14 branches in Southern California. The Company's primary source of revenue is providing loans to customers who are predominantly small and mid-sized businesses. The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the banking industry. See the notes to SC Bancorp's consolidated financial statements contained in the Company's annual report on Form 10-K.

The interim period financial statements are unaudited. It is the opinion of Company management that all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the results of operations have been reflected therein. Results for the period ending June 30, 1996 are not necessarily indicative of results that may be expected for any other interim periods or for the year as a whole.

SECURITIES:

At June 30, 1996, the Company's available-for-sale portfolio had a net unrealized loss of $2.6 million. The tax-effected reduction to shareholders' equity at June 30, 1996, was $1.5 million. In January 1995, the FDIC issued a final rule excluding unrealized holding gains and losses on available-for-sale debt securities from the calculation of Tier 1 capital.

LOANS:

The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures-An Amendment of FASB Statement No. 114," effective January 1, 1995. The Company's recorded investment in impaired loans at June 30, 1996 was $5.9 million. The Company's allowance for possible loan losses at June 30, 1996 includes $1.3 million related to impaired loans.

STOCK-BASED COMPENSATION

The Company maintains a stock option plan for the benefit of its executives. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which encourages companies to account for stock-based compensation awards at their fair values at the date the awards are granted. This statement does not require the application of the fair value method and allows the continuance of the current accounting method, which requires accounting for stock-based compensation awards at their intrinsic values, if any, as of the grant date.

The accounting and disclosure requirements of this statement are effective for financial statements at various dates beginning after December 15, 1995. The Company has elected not to adopt the fair value provisions of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 1996 and December 31, 1995 are as follows:

(DOLLARS IN THOUSANDS)                                              June 30,1996
- -----------------------------------------------------------------------------------------------------
                                                                  Gross        Gross        Estimated
                                               Amortized       Unrealized   Unrealized        Fair
                                                 Cost             Gains       Losses          Value
                                              -----------      ----------   ----------      ---------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations
   of U.S. government agencies                 $ 33,221        $     -       $   (582)      $ 32,639
Mortgage-backed securities                       47,870              -         (2,054)        45,816
FHLB Stock                                        1,406              -              -          1,406
- -----------------------------------------------------------------------------------------------------
               Total                           $ 82,497        $     -       $ (2,636)      $ 79,861
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------


(DOLLARS IN THOUSANDS)                                            December 31,1995
- -----------------------------------------------------------------------------------------------------
                                                                 Gross          Gross       Estimated
                                              Amortized      Unrealized     Unrealized       Fair
                                                 Cost            Gains         Losses        Value
                                               ---------      ----------     ----------     ---------
AVAILABLE-FOR-SALE:
U.S. Treasury securities and obligations
  of US government agencies                    $ 42,036        $     -        $  (363)      $ 41,673
Mortgage-backed securities                       52,062              -           (910)        51,152
FHLB Stock                                        1,205              -              -          1,205
- -----------------------------------------------------------------------------------------------------
               Total                           $ 95,303        $     -        $(1,273)      $ 94,030
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

Investment securities with a carrying value of $21.1 million and $18.6 million were pledged to secure public deposits and as collateral for other borrowings at June 30, 1996 and December 31, 1995, respectively.

The amortized cost and estimated fair value of debt securities at June 30, 1996 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to mortgage-backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(DOLLARS IN THOUSANDS)                                                           Maturing in
- ------------------------------------------------------------------------------------------------------------------------
                                                                   Over one       Over five
                                                   One year      year through   years through      Over
June 30, 1996                                       or less       five years      ten years      ten years        Total
                                                   ---------     ------------   -------------    ---------      --------
  Available-for-sale, amortized cost                $  5,046       $ 68,883       $  8,491       $     77       $ 82,497
  Available-for-sale, estimated fair value          $  5,017       $ 66,684       $  8,083       $     77       $ 79,861

Proceeds from sales of investment securities during the first quarter of 1996 were $8.5 million. A gross gain of $14 thousand was realized on the sale. There were no sales of investment securities during the second quarter of 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-LOANS

Loans by category are summarized below:

                                               June 30,                    December 31,
(DOLLARS IN THOUSANDS)                           1996         Percent          1995         Percent
- ----------------------------------------------------------------------------------------------------
Commercial                                     $149,740         46.37%       $147,230         46.47%
Real estate, construction                         6,232          1.93%          4,416          1.39%
Real estate, mortgage                           106,189         32.88%        107,662         33.98%
Consumer                                         60,792         18.82%         57,533         18.16%
- ----------------------------------------------------------------------------------------------------
  Gross loans                                   322,953        100.00%        316,841        100.00%
                                                               -------                       -------
                                                               -------                       -------
  Deferred fee income                              (562)                         (531)
  Allowance for possible loan losses             (5,327)                       (5,734)
- -------------------------------------------------------                      --------
  Loans, net                                   $317,064                      $310,576
- -------------------------------------------------------                      --------
- -------------------------------------------------------                      --------


No industry constitutes a concentration in the Company's loan portfolio. In April 1995, the Company purchased approximately $72 million of floating rate commercial, real estate and consumer loans from Independence One Bank of California, FSB ("IOBC").

The following table summarizes the balances and changes in the allowance for possible loan losses for the periods indicated:

                                                    June 30,     December 31,     June 30,     December 31,
(DOLLARS IN THOUSANDS)                                1996           1995           1995           1994
- -----------------------------------------------    -------------------------     --------------------------
Average balance of gross loans outstanding         $ 315,024      $ 261,631      $ 237,295      $ 203,760
- -----------------------------------------------    -------------------------     --------------------------
- -----------------------------------------------    -------------------------     --------------------------
Gross loan balance at end of period                $ 322,953      $ 316,841      $ 286,569      $ 207,688
- -----------------------------------------------    -------------------------     --------------------------
- -----------------------------------------------    -------------------------     --------------------------
Allowance at beginning of period                   $   5,734      $   5,318      $   5,318      $  10,800
Charge-offs:
     Commercial                                           79            834            602          2,004
     Real estate                                         138          1,227            326          3,453
     Consumer                                            122            587            264            362
- -----------------------------------------------    -------------------------     --------------------------
               Total charge-offs                         339          2,648          1,192          5,819

Recoveries:
     Commercial                                          362            587            309            915
     Real estate                                           5            129             62            214
     Consumer                                             35            192            146             58
- -----------------------------------------------    -------------------------     --------------------------
               Total recoveries                          402            908            517          1,187

Net (recoveries) charge-offs                             (63)         1,740            675          4,632
Provision (recovery) charged (credited) to expense      (470)         1,539            324           (850)
Allowance on purchased loans                               -            617            617              0
- -----------------------------------------------    -------------------------     --------------------------
Allowance at end of period                         $   5,327      $   5,734      $   5,584      $   5,318
- -----------------------------------------------    -------------------------     --------------------------
- -----------------------------------------------    -------------------------     --------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-LOANS (CONTINUED)


                                                June 30,     December 31,     June 30,     December 31,
(DOLLARS IN THOUSANDS)                            1996           1995           1995           1994
- ------------------------------------------------------------------------------------------------------
Ratio of allowance for loan losses to loans
     outstanding at end of period                 1.65%          1.81%          1.95%          2.56%
Ratio of allowance for loan losses to
     nonaccrual loans at end of period          778.80%        414.01%        279.20%        329.90%
Ratio of annualized net charge-offs to
     average loans                               -0.04%          0.67%          0.28%          2.27%

Loans on nonaccrual status were $684 thousand and $2.0 million, respectively at June 30, 1996 and 1995. Interest income that would have been collected on these loans had they performed in accordance with their original terms was approximately $96 thousand and $125 thousand, for the six months ended June 30, 1996 and 1995, respectively.

NOTE 4-COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate losses as a result of these transactions. However, the commitments are a component of the estimate of the allowance for possible loan losses. Commercial and standby letters of credit totaled approximately $5.1 million and $4.3 million at June 30, 1996, and December 31, 1995, respectively. In addition, the Company had unfunded loan commitments of $92.9 million and $85.0 million at June 30, 1996 and December 31, 1995, respectively.

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

The Company has entered into two interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate loan portfolio. At June 30, 1996, the Company had outstanding one interest rate swap agreement with a commercial bank having a total notional principal amount of $50 million (Swap #1), and one interest rate swap agreement with a securities broker having a notional principal amount of $25 million (Swap #2). The agreements were intended to reduce the Company's exposure to declines in prime lending rates by artificially converting $75 million of the Company's prime-based loans to fixed rates for the duration of the agreements. Swap #1 was entered into in September 1993. The terms of the first agreement require the Company to pay interest quarterly based on three-month LIBOR and to receive interest semi-annually at a fixed rate of 4.865%. The agreement matures in September 1998. Swap #2 was entered into in January 1994. The terms of the second agreement require the Company to pay interest quarterly based on three-month LIBOR in arrears, and to receive interest semi-annually at a fixed rate of 5.04% through the January 1997 maturity date.

The Company accrues monthly interest income and expense on the swaps, the net of which is included in income on loans. Net interest expense of $271 thousand and $524 thousand related to the swap agreements is included in interest income for the six months ended June 30, 1996 and 1995, respectively. The Company is required to pledge collateral on the swaps. U.S. Agency notes having a fair value of approximately $5.3 million were pledged as collateral for the agreements as of June 30, 1996. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

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

RESULTS OF OPERATIONS

The Company reported net income of $920 thousand for the second quarter of 1996 compared to net income of $430 thousand for the second quarter of 1995. Net income for the second quarter of 1996 reflects the cost savings associated with the sale of two branches and the consolidation of a third branch earlier in the year. Net income for the first six months of 1996 was $1.7 million compared to $775 thousand for the same period in 1995. Year-to-date net income for the current year includes a full six months of operating expenses for the private and corporate banking business acquired from Independence One Bank of California, FSB ("IOBC") on April 30, 1995. Year-to-date net income for 1995 includes a $408 thousand nonrecurring adjustment to interest expense related to the Company's deferred compensation plan, which was offset by a $407 thousand benefit payment received on corporate-owned life insurance.

The following table summarizes key performance indicators pertaining to the Company's operating results:


                                                  Three months ended            Six months ended
                                                       June 30,                     June 30,
- -----------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           1996           1995           1996           1995
- -----------------------------------------------------------------------------------------------------
Return on average assets (1)                       0.82%          0.37%          0.75%          0.35%
Return on average shareholders' equity (1)         8.08%          3.92%          7.40%          3.62%
Net income                                     $    920       $    430       $  1,683       $    775
Earnings per share                             $   0.12       $   0.06       $   0.23       $   0.10
Total average assets                           $452,972       $466,762       $454,303       $446,330

- -------------------------
(1)  Annualized

NET INTEREST INCOME

Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provides information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the periods indicated. They also provide a summary of the changes in interest income and interest expense resulting from changes in average interest rates (rate) and changes in average balances (volume). Average balances are average daily balances. Nonaccrual loans are included in total average loans outstanding.

- ------------------------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED
- -----------------------------------------------------------------------------------------------------
                                                June 30, 1996                   June 30, 1995               1996 and 1995
                                      ---------------------------------------------------------------    Increase (decrease)
                                       Average               Yield/    Average               Yield/       due to change in      Net
(DOLLARS IN THOUSANDS)                 Balance    Interest   Rate(1)   Balance    Interest   Rate(1)      Rate      Volume    Change
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans, net of deferred fees (2)     $316,710   $  7,390     9.38%   $264,074   $  6,613    10.07%    $   (476)  $  1,252   $  777
  Investment securities                 83,943      1,061     5.08%    130,797      1,689     5.19%         (35)      (593)    (628)
  Federal funds sold and other           6,909         91     5.33%     15,982        242     6.08%         (27)      (123)    (150)
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest earning
  assets/interest income               407,562      8,542     8.43%    410,853      8,544     8.36%          69        (71)      (2)
- ------------------------------------------------------------------------------------------------------------------------------------
Noninterest earning assets              45,410                          55,909
- ------------------------------------------------------------------------------------------------------------------------------------
Total assets                          $452,972                        $466,762
- ------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits           $277,297   $  2,701     3.92%   $284,883   $  2,907     4.10%    $   (128)   $   (78)  $ (206)
  Other interest-bearing
    liabilities                         11,352        183     6.48%      9,689        169     7.02%         (14)        27       14
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities/interest expense         288,649      2,884     4.02%    294,572      3,076     4.20%        (131)       (61)    (192)
- ------------------------------------------------------------------------------------------------------------------------------------
  Noninterest-bearing liabilities      118,527                         128,126
  Shareholders' equity                  45,796                          44,064
- ------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                $452,972                        $466,762
- ------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME/NET
  INTEREST MARGIN                                $  5,658     5.52%              $  5,468     5.28%    $    457    $  (267)  $  190
- ------------------------------------------------------------------------------------------------------------------------------------

(1)  Annualized.

The Company's net interest income was $5.7 million for the three months ended June 30, 1996, compared to $5.5 million for the three months ended June 30, 1995. The net interest margin increased to 5.52% for the second quarter of 1996, compared to 5.28% for the prior year.

- ------------------------------------------------------------------------------------------------------------------------------------
                                                             SIX MONTHS ENDED
                                      ---------------------------------------------------------------       1996 and 1995
                                                June 30, 1996                   June 30, 1995            Increase (decrease)
                                       Average               Yield/    Average               Yield/       due to change in      Net
(DOLLARS IN THOUSANDS)                 Balance    Interest   Rate(1)   Balance    Interest   Rate(1)      Rate      Volume    Change
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans, net of deferred fees (2)     $314,508   $ 14,768     9.44%   $237,019   $ 11,700     9.93%     $  (601)   $ 3,669   $3,068
  Investment securities                 86,708      2,204     5.11%    129,912      3,442     5.33%        (137)    (1,101)  (1,238)
  Federal funds sold and other           6,444        172     5.37%     21,662        640     5.94%         (56)      (412)    (468)
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest earning
  assets/interest income               407,660     17,144     8.46%    388,593     15,782     8.17%         572        790    1,362
- ------------------------------------------------------------------------------------------------------------------------------------
Noninterest earning assets              46,643                          57,737
- ------------------------------------------------------------------------------------------------------------------------------------
Total assets                          $454,303                        $446,330
- ------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits           $275,578   $  5,361     3.91%   $270,589   $  5,231     3.89%     $    28    $   101   $  130
  Other interest-bearing liabilities    15,282        489     6.44%     11,486        803    14.06%        (525)       211     (314)
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities/interest expense         290,860      5,850     4.04%    282,075      6,034     4.30%        (369)       185     (184)
- ------------------------------------------------------------------------------------------------------------------------------------
  Noninterest-bearing liabilities      117,671                         121,080
  Shareholders' equity                  45,772                          43,175
- ------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders'
  equity                              $454,303                        $446,330
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME/NET
  INTEREST MARGIN                                $ 11,294     5.57%              $  9,748     5.06%      $1,040       $506   $1,546
- ------------------------------------------------------------------------------------------------------------------------------------

(1)  Annualized.

(2)  Includes loans on nonaccrual status of approximately $684 thousand and $2.0
     million at June 30, 1996 and 1995, respectively.   The amount of interest
     income foregone on loans that were on nonaccrual status was approximately $96 thousand and $125 thousand for the six months ended June 30, 1996 and 1995, respectively. Interest income on loans includes amortization of net loan fees of approximately $445 thousand and $336 thousand for the quarters ended June 30, 1996 and 1995, respectively. Additionally, net interest expense of $271 thousand and $524 thousand relating to the interest rate swap agreements was included in interest income from loans for the six months ended June 30, 1996 and 1995, respectively.

Net interest income was $11.3 million for the six months ended June 30, 1996, compared to $9.7 million for the comparable period for the prior year. The net interest margin increased to 5.57% for the first six months of 1996 from 5.06% for the comparable period of the prior year. The increase in the net interest margin is attibutable in part to a change in the earning asset mix that includes a higher proportion of loans to investment securities, and to a decrease in funding costs. On a year-to-date basis, average loans increased to 77% of total average earning assets for the current year from 61% of average earning assets a year ago. The increase was largely due to the $72 million of loans acquired from IOBC on April 30, 1995. The decrease in investment securities reflects the sale of $27 million of investment securities during the third quarter of 1995, and the sale of $8.5 million of U.S. agency securities during the first quarter of 1996. The decrease in funding costs compared to the prior year is due to the fact that higher rate certificates of deposit raised prior to the IOBC transaction have largely been replaced with lower cost deposits. Interest expense for 1995 also included a $408 thousand nonrecurring adjustment on the Company's deferred compensation plans.

The average yield on earning assets for the six months ended June 30, 1996 increased to 8.46% from 8.17% for the comparable period of the prior year. This increase occurred despite an approximately 63 basis point decrease in the average prime rate for the first half of 1996 compared to the same period in 1995. The Company's funding costs decreased 26 basis points from the prior year due to the reasons discussed above.

PROVISION FOR POSSIBLE LOAN LOSSES

The Company recorded a $750 thousand reduction to the provision for possible loan losses for the second quarter of 1996. This reduction is based on a re-evaluation of the Company's allocation of loan loss reserves based on historical results and loan loss migration analysis. Loan charge-offs and recoveries for the quarter were $292 thousand and $218 thousand, respectively. Nonaccrual loans decreased to $684 thousand at June 30, 1996 from $1.4 million at December 31, 1995. The ratio of the allowance for possible loan losses to total loans decreased to 1.65% at June 30, 1996 from 1.81% at December 31, 1995. Refer to
NOTE 3-LOANS of the Company's consolidated financial statements which are included in Part I, Item 1, of this Form 10-Q.

The Company recorded a $470 thousand reduction to the provision for possible loan losses for the first six months of 1996 compared to a $324 thousand provision for the comparable period of 1995. Year-to-date loan charge-offs and recoveries for the current year were $339 thousand and $402 thousand, respectively, representing a year-to-date net recovery of $63 thousand. Year to date charge-offs and recoveries for the same period of the prior year were $1.2 million and $517 thousand, respectively, representing a year-to-date net charge-off of $675 thousand.

NONINTEREST INCOME

The following table sets forth the major components of noninterest income for the periods indicated:

                                                    Three Months Ended            Six Months Ended
(DOLLARS IN THOUSANDS)                                   June 30,                     June 30,
- ----------------------------------------------------------------------------------------------------
                                                   1996           1995           1996          1995
Service charges on deposit accounts             $   377        $   410        $   764       $   843
Other fees and charges                              655            659          1,265         1,289
Merchant bankcard income                            126            123            243           237
Net gain on sales of investment securities            -              -             14           -
Net loss on sales of fixed assets                   (23)             -            (24)          -
Life insurance income                                26              -             53           407
Other income                                         85            145            218           197
- ----------------------------------------------------------------------------------------------------
          Total noninterest income              $ 1,246        $ 1,337        $ 2,533       $ 2,973
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------



Noninterest income was $1.2 million and $1.3 million for the three months ended June 30, 1996 and 1995, respectively. Year-to-date noninterest income was $2.5 million in 1996 compared to $3.0 million for the same period in 1995. The decrease in noninterest income for the first six months of 1996 from the first six months of the prior year is largely due to the $407 thousand life insurance benefit payment received in the first quarter of 1995. Service charge income decreased in the first six months of 1996 from the comparable period of the prior year due to competitive pricing on commercial accounts. Other income also includes check printing upcharge income, sundry operating recoveries and miscellaneous income. Year-to-date income in these categories was comparable for 1996 and 1995.

NONINTEREST EXPENSE

The following table provides detail of the Company's noninterest expense by category for the periods indicated:

                                                   Three Months Ended             Six Months Ended
(DOLLARS IN THOUSANDS)                                  June 30,                      June 30,
- ----------------------------------------------------------------------------------------------------
                                                   1996           1995           1996           1995
Salaries and employee benefits                  $ 2,559        $ 2,568        $ 5,178        $ 5,042
Net occupancy, furniture and equipment            1,078          1,200          2,188          2,342
Legal                                               488            289            640            356
Other real estate owned                             426            231            482            245
Professional fees                                   192            174            361            247
Postage and delivery                                155            148            315            283
Miscellaneous                                       133             89            242            211
Goodwill amortization                               121            101            235            154
Merchant bankcard expense                           106            113            203            222
Professional and community                           99             41            149            155
Telecommunications                                   85            119            197            218
Stationery and supplies                              84             89            163            160
Data processing                                      78             59            147            115
Other operating expense                             469            776            897          1,509
- ----------------------------------------------------------------------------------------------------
          Total noninterest expense             $ 6,073        $ 5,997        $11,397        $11,259
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------
Annualized noninterest expense as a %
     of average earning assets                     5.91%          5.85%          5.62%          5.84%

Noninterest expense for the second quarter and year-to-date 1996 increased
slightly over the corresponding periods of 1995.   The anticipated reduction in
ongoing operating expenses associated with the 1995 Restructuring were achieved during the second quarter of 1996. Noninterest expense for the current year includes a full six months of expenses associated with the two corporate banking offices and two branches added following the IOBC transaction during the second quarter of 1995. The addition of the new locations primarily resulted in higher salaries and occupancy expenses. The Company had 208 and 242 full-time equivalent staff at June 30, 1996 and 1995, respectively. The reduction in staff is due to the branch sales and consolidations during the first quarter of 1996 and to the consolidation of certain functions in conjunction with the 1995 Restructuring. The increase in OREO expense for the first six months of 1996 over the corresponding period of the prior year is largely due to the valuation reserves taken to facilitate the disposition of one property. The increase in legal fees is primarily due to two matters pending resolution. The increase in professional fees can be attributed to the outsourcing of the Company's internal audit function as part of the 1995 Restructuring and to fees associated with evaluating potential acquisition opportunities. Goodwill amortization for the first six months of 1996 increased over the same period of the prior year due to the IOBC transaction. The decrease in other operating expense over the prior year includes a $400 thousand reduction in insurance expense due to the reduction in FDIC deposit insurance premiums.

The Company has improved its ongoing operating efficiencies on a larger earning asset base. Year-to-date noninterest expense for the first six months of 1996 as a percentage of average earning assets has decreased to 5.62% from 5.84% for a year ago.

FINANCIAL CONDITION

Total assets at June 30, 1996 were $461.8 million, up slighty from $461.7 million at December 31, 1995. Total deposits at June 30, 1996 were $401.6 million, a decrease of 1.3% from $406.8 million at December 31, 1995. Gross loan balances at June 30, 1996 of $323 million increased $6.1 million from December 31, 1995. The decrease in deposits is largely due to the sale of two branches, with deposits totaling approximately $7.5 million, during the first quarter of 1996.

The following table provides a summary comparison of assets and liabilities in the Company's consolidated balance sheets and the percentage change in these balances for the dates indicated:

                                                    June 30,     December 31,     Amount            Percent
(DOLLARS IN THOUSANDS)                                1996           1995         Change            Change
- -----------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                          $  38,515      $  29,088     $   9,427           32.41%
Securities available-for-sale, at fair value          79,861         94,030       (14,169)         (15.07%)
Loans, net                                           317,064        310,576         6,488            2.09%
Premises and equipment, net                            8,496          9,734        (1,238)         (12.72%)
Other real estate owned, net                           1,849          2,073          (224)         (10.81%)
Accrued interest receivable                            4,010          4,297          (287)          (6.68%)
Other assets                                          12,038         11,885           153            1.29%
- -----------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                  $ 461,833      $ 461,683     $     150            0.03%
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing deposits                  $ 121,377      $ 130,378     $  (9,001)          (6.90%)
     Interest-bearing demand & savings deposits      138,761        130,301         8,460            6.49%
     Time certificates of deposit                    141,465        146,132        (4,667)          (3.19%)
- -----------------------------------------------------------------------------------------------------------
               Total deposits                        401,603        406,811        (5,208)          (1.28%)
- -----------------------------------------------------------------------------------------------------------
Borrowed funds and other
     interest-bearing liabilities                     10,782          6,407         4,375           68.28%
Accrued interest payable and other liabilities         3,027          2,953            74            2.51%
Total shareholders' equity                            46,421         45,512           909            2.00%
- -----------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES
          AND SHAREHOLDERS' EQUITY                 $ 461,833      $ 461,683     $     150            0.03%
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and overnight investment of excess cash balances as Federal funds sold. The Company maintains balances at correspondent banks adequate to cover daily inclearings and other charges. The Company's reserve requirement with the Federal Reserve Bank was $9.4 million at June 30, 1996.

Cash and cash equivalents increased $9.4 million to $38.5 million at June 30, 1996 from $29.1 million at December 31, 1995. The increase is due to a $9.6 million investment in overnight Federal funds sold. There were no Federal funds sold at December 31, 1995.

INVESTMENT SECURITIES

The Company's securities portfolio includes U.S. Treasury securities and U.S. government agency securities, most of which are mortgage-backed securities. The Company reclassified it entire held-to-maturity portfolio to the available-for-sale category in December, 1995 under the special one-time exemption authorized by the Financial Accounting Standards Board.

The following table sets forth the maturity distribution of the Company's investment securities at their estimated fair values at June 30, 1996:

                                                                 Maturing in
- --------------------------------------------------------------------------------------------------------
                                                    Over one      Over five
                                     One year     year through   years through      Over
(DOLLARS IN THOUSANDS)                or less      five years      ten years      ten years       Total
- --------------------------------------------------------------------------------------------------------
U.S. Treasury securities              $ 5,017       $      -        $     -        $    77      $  5,094
U.S. government agency securities           -         27,546          1,406              -        28,952
Mortgage-backed securities                  -         39,138          6,677              -        45,815
- --------------------------------------------------------------------------------------------------------
Total                                 $ 5,017       $ 66,684        $ 8,083        $    77      $ 79,861
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------

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

Refer to NOTE 3-LOANS of the Company's consolidated financial statements which are included in Part 1, Item 1, of this Form 10-Q for a comparison of loans by category at June 30, 1996 and December 31, 1995.

COMMERCIAL LOANS. Commercial loans totaled $149.7 million, or 46.4%, of total loans and $147.2 million, or 46.5%, of total loans at June 30, 1996 and December 31, 1995, respectively. Commercial loans at June 30, 1996 and December 31, 1995 include the loans purchased from IOBC and approximately $20 million of SBA loans purchased during the fourth quarter of 1995. Most of the Bank's commercial borrowers and customers are small to medium sized businesses and professionals. Most of the commercial loans are short term, are reviewed or renewed annually, and bear a floating rate of interest. Approximately 65% of the commercial loan portfolio is secured. Collateral for these loans consists of accounts receivable, inventories, equipment and other business assets, including real estate. At June 30, 1996, $34.6 million, or 10.7%, of total loans were secured by accounts receivable as compared to $29.5 million, or 9.3%, of loans at December 31, 1995. Commercial loans secured by real estate comprised $15.7 million, or 4.9%, of total loans at June 30, 1996, compared to $18.9 million, or 6.0%, of loans at December 31, 1995. In 1995, the Company began participating in government-insured lending programs, including SBA loans. At June 30, 1996, the Company had $20.9 million of SBA loans.

REAL ESTATE CONSTRUCTION LOANS. Real estate construction loans increased to $6.2 million, or 1.9%, of total loans at June 30, 1996 compared to $4.4 million, or 1.4%, of total loans at December 31, 1995.

REAL ESTATE MORTGAGE LOANS. Real estate mortgage loans comprise $106.2 million, or 32.9%, of the total loan portfolio at June 30, 1996 compared to $107.7 million, or 34.0%, of the total loans outstanding at December 31, 1995. Approximately $16.8 million of such real estate loans were purchased from IOBC. Company management continues to monitor the concentration of real estate loans in the loan portfolio. New real estate loans are made only to existing borrowers who are owner/users or to new borrowers who provide a new major banking relationship and demonstrate adequate cash flows. All new real estate borrowers must provide financial reporting that meets FDICIA standards and the loans must have conservative loan to value ratios. Approximately 80% of the Bank's real estate loans are secured by first trust deeds, and approximately 50% are to owner/users.

CONSUMER LOANS. Approximately $61 million, or 18.8%, of the loan portfolio is consumer loans at June 30, 1996. This represents an increase from the $58 million, or 18.2%, of the loan portfolio it comprised at December 31, 1995. The consumer loan portfolio includes $29.0 million of home equity loans and home equity lines of credit representing 9% of total loans. Vehicle loans comprise approximately $16.5 million, or 5.1%, of total loans at June 30, 1996. The levels of consumer loans at period ends may fluctuate and may not necessarily be representative of average levels experienced during the respective periods due to the timing of advances and payments made on such loans by borrowers.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES. The following table sets forth the maturity distribution of the Company's loan portfolio (excluding consumer and nonaccrual loans) at June 30, 1996 based on remaining scheduled principal repayments:

                                              Maturing in
- -------------------------------------------------------------------------------------
                                               Over one
                                One year     year through       Over
(DOLLARS IN THOUSANDS)           or less      five years     five years       Total
- -------------------------------------------------------------------------------------
Commercial                     $  76,770      $  44,062      $  28,473     $ 149,305
Real estate, construction          5,011              -          1,220         6,231
Real estate, mortgage             26,192         57,578         22,242       106,012
- -------------------------------------------------------------------------------------
          Total                $ 107,973      $ 101,640      $  51,935     $ 261,548
- -------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------

The following table sets forth information on sensitivity to changes in interest rates for the Company's loan portfolio (excluding consumer and nonaccrual loans) at June 30, 1996:

                                       Maturity or Repricing in
- -------------------------------------------------------------------------------------
                                               Over one
                               One year      year through       Over
(DOLLARS IN THOUSANDS)          or less       five years     five years      Total
- -------------------------------------------------------------------------------------
Fixed interest rates           $  22,826      $  34,858      $  15,753     $  73,437
Variable interest rates          184,953             27          3,131       188,111
- -------------------------------------------------------------------------------------
          Total                $ 207,779      $  34,885      $  18,884     $ 261,548
- -------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------

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

Nonaccrual loans by category are summarized below:

                                      June 30,     December 31,
(DOLLARS IN THOUSANDS)                  1996           1995
- ---------------------------------------------------------------
Commercial                            $   446       $   620
Real estate, construction                   -             -
Real estate, mortgage                     167           615
Consumer                                   71           150
- ---------------------------------------------------------------
          Total nonaccrual loans      $   684        $ 1,385
- ---------------------------------------------------------------
- ---------------------------------------------------------------

Delinquent loans (past due 30 to 89 days and still accruing interest) by category are summarized below:

                                      June 30,     December 31,
(DOLLARS IN THOUSANDS)                  1996           1995
- ---------------------------------------------------------------
Commercial                            $   538        $   548
Real estate, construction                   -              -
Real estate, mortgage                       -            503
Consumer                                  505            411
- ---------------------------------------------------------------
          Total delinquent loans      $ 1,043        $ 1,462
- ---------------------------------------------------------------
- ---------------------------------------------------------------
Percentage of total gross loans:
     Nonaccrual loans                    0.21%          0.44%
     Delinquent loans, still accruing
       interest                          0.32%          0.46%
     Nonaccrual and delinquent loans     0.53%          0.90%

ALLOWANCE FOR POSSIBLE LOAN LOSSES

A certain degree of risk is inherent in the extension of credit. Management has adopted a policy to maintain the allowance for possible loan and lease losses at a level considered by management to be adequate to absorb estimated known and inherent risks in the existing portfolio.

Management performs a comprehensive analysis of the loan portfolio on a regular basis and its current allowance for loan losses to determine if loans are currently protected according to financial and collateral standards deemed acceptable. The allowance for possible loan losses represents management's recognition of the assumed risks of extending credit and the quality of the loan portfolio. The allowance is management's estimate, which is inherently uncertain and depends on the outcome of future events. The evaluation of the quality of the loan portfolio considers the borrower's management, financial condition, cash flow and repayment program, as well as the existence of collateral and guarantees. External business and economic factors beyond the borrower's control, combined with the Company's previous loan loss experience, are considered in management's evaluation of the allowance for possible loan losses. In addition, bank regulatory authorities, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses and may recommend additions to the allowance based on their assessment of information available to them at the time of their examination.

When it is determined that additions are required, additions to the allowance are made through charges to operations and are reflected in the statements of operations as a provision for loan losses. Loans which are deemed to be uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited back to the allowance. Refer to NOTE 3-LOANS of the Company's consolidated financial statements which are included in Part I, Item 1, of this Form 10-Q for additional information concerning activity in the allowance for
possible loan losses, including charge-offs and recoveries.   The provision for
possible loan losses is discussed above in Item 2.

OTHER REAL ESTATE OWNED

OREO primarily includes properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer to OREO is reflected in the allowance for possible loan losses as a charge-off. Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a provision for writedowns on OREO. Routine holding costs, net of any income and net gains or losses on disposal, are reported in noninterest expense. Activity in OREO for the periods indicated is as follows:

                                        Six months
                                          Ended                  Year Ended
                                         June 30,                December 31,
(DOLLARS IN THOUSANDS)                     1996                     1995
- --------------------------------------------------------------------------------
Balance, beginning of period            $    2,073              $     5,837
    Additions                                  699                    1,923
    Sales                                     (583)                  (5,689)
    Valuation and senior liens                (340)                       2
- --------------------------------------------------------------------------------
Balance, end of period                  $    1,849              $     2,073
- --------------------------------------------------------------------------------

At June 30, 1996, the OREO portfolio consisted of four properties. The Company is actively marketing these properties.

DEPOSITS

Total deposits at June 30, 1996 were $401.6 million, a $5.2 million decrease from $406.8 million at December 31, 1995. As discussed above, the decrease in deposit balances is primarily attributable to the sale of two branches during the first quarter of 1996.

The following table sets forth the distribution of average deposits and the rates paid thereon for the periods indicated:

                                            Six Months Ended                                  Year Ended
                                              June 30, 1996                                December 31, 1995
                               Average                                           Average
(DOLLARS IN THOUSANDS)         Balance          Rate (1)     % of total          Balance             Rate     % of total
- ------------------------------------------------------------------------------------------------------------------------
Demand deposits              $  115,365                         29.51%         $  123,815                         30.47%
NOW/MMDA                         84,027           2.31%         21.49%             81,815           1.77%         20.13%
Savings                          46,184           2.09%         11.81%             55,204           2.08%         13.58%
TCDs                            145,367           5.41%         37.19%            145,555           5.77%         35.82%
- ------------------------------------------------------------------------------------------------------------------------
   Deposits                  $  390,943                        100.00%         $  406,389                        100.00%
- ------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
(1)  Annualized.


The decrease in average demand deposit balances to $115.4 million at June 30, 1996 from $123.8 million at December 31, 1995 can be attributed to the use of investment sweep accounts by selected business customers and to the sale of two branches during the first quarter of 1996.

The reduction in the average rate paid on time certificates of deposit to 5.41% at June 30, 1996 from 5.77% at December 31, 1995 is due in part to the maturity of the higher rate accounts raised prior to the IOBC transaction. These accounts have largely been replaced with lower cost deposits.

The following table sets forth the maturities of the Company's time certificate of deposit accounts at the dates indicated:


                                                                 June 30, 1996
                                                                  Maturing in
- ------------------------------------------------------------------------------------------------------------------------
                                               Over three          Over six
                           Three months      months through      months through           Over
(DOLLARS IN THOUSANDS)        or less          six months        twelve months        twelve months            Total
- ------------------------------------------------------------------------------------------------------------------------
    Under $100,000           $   35,368          $   21,817          $   24,619          $    7,919        $    89,723
    $100,000 and over            31,194               7,470               9,071               4,007             51,742
- ------------------------------------------------------------------------------------------------------------------------
              Total          $   66,562          $   29,287          $   33,690          $   11,926        $   141,465
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

                                                                December 31, 1995
                                                                   Maturing in
- ------------------------------------------------------------------------------------------------------------------------
                                               Over three           Over six
                           Three months      months through      months through           Over
(DOLLARS IN THOUSANDS)        or less          six months        twelve months        twelve months            Total
- ------------------------------------------------------------------------------------------------------------------------
    Under $100,000           $   32,926          $   28,532          $   31,492          $    7,034        $    99,984
    $100,000 and over            20,183              13,587               9,260               3,118             46,148
- ------------------------------------------------------------------------------------------------------------------------
              Total          $   53,109          $   42,119          $   40,752          $   10,152        $   146,132
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------


BORROWED FUNDS AND OTHER INTEREST-BEARING LIABILITIES

Borrowed funds and other interest-bearing liabilities consist of overnight Federal funds purchased, Treasury, tax and loan notes ("TT&L"), obligations under securities repurchase agreements, the principal portions of capitalized lease obligations, obligations to senior lienholders for certain OREO properties and deferred compensation liabilities. The balance of borrowed funds and other interest-bearing liabilities increased to $10.8 million at June 30, 1996 from $6.4 million at December 31, 1995. The $4.4 million net increase reflects a $5 million increase in reverse repurchase agreements, partially offset by a $431 thousand decrease in TT&L and a $257 thousand decrease in capital lease obligations.

ASSET/LIABILITY MANAGEMENT

The objective of asset/liability management is to manage and control the Company's exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The Company seeks to achieve this objective by matching its interest rate- sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. Generally, if rate-sensitive assets exceed rate-sensitive liabilities, the net interest income will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment. When rate-sensitive liabilities exceed rate-sensitive assets, the net interest income will generally be positively impacted during a declining rate environment and negatively impacted during a rising rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap between rate-sensitive assets and rate-sensitive liabilities can only be used as a general indicator of interest rate sensitivity.

The following gap repricing table sets forth information concerning the Company's rate-sensitive assets and rate-sensitive liabilities, including the off-balance sheet amounts for interest rate swaps, as of June 30, 1996. Such assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following gap table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market interest rates. Also, loan prepayments and changes in the mix or level of deposits could cause the interest sensitivities to vary from those which appear in the table.

                                                     Over three            Over one
                                 Three months      months through        year through             Over
(DOLLARS IN THOUSANDS)              or less        twelve months          five years           five years           Total
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
    Federal funds sold            $    9,584          $      -           $       -            $      -            $    9,584
    Investment securities                  -               5,017              66,684               8,160              79,861
    Gross Loans (1)                  220,116              23,351              49,951              28,851             322,269
    Interest rate swap                     -              25,000              50,000                   -              75,000
- -------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning
          assets                  $  229,700          $   53,368         $   166,635          $   37,011          $  486,714
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
    Interest-bearing demand and
      savings deposits            $        -          $   24,977         $    97,133          $   16,651           $ 138,761
    Time certificates of deposit      66,562              62,977              11,926                   -             141,465
    Other borrowings and interest-
      bearing liabilities              9,625               1,157                   -                   -              10,782
    Interest rate swap                75,000                   -                   -                   -              75,000
- -------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing
          liabilities             $  151,187          $   89,111         $   109,059          $   16,651          $  366,008
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap     $   78,513          $ (35,743)         $    57,576          $  20,360
Cumulative interest rate
  sensitivity gap                     78,513              42,770             100,346            120,706
Cumulative interest rate
  sensitivity gap
  as a percentage of total
  interest-earning assets              16.13%               8.79%              20.62%              24.80%
- ----------------------------------------------
(1) Excludes nonaccrual loans of $684,000.

At June 30, 1996, the Company's rate-sensitive balance sheet was shown to be in a positive gap position over a one-year horizon. The gap between assets and liabilities that reprice within 12 months was $42.8 million or 8.79% of assets. The table above implies that the Company is moderately asset-sensitive and that its earnings would increase in the short-term if interest rates rise. Repricing of the Company's interest-bearing demand and savings deposits generally lags repricing on the Company's variable rate loan portfolio. These core deposits tend to be fairly stable over time and exhibit a low sensitivity to changes in interest rates. In preparing the gap table, management distributes core deposit balances across the maturity ranges in accordance with regulatory guidelines in order to incorporate these characteristics of its core deposits.

In addition to utilizing the repricing gap table above in managing its interest rate risk, the Company performs a quarterly income simulation analysis. This simulation analysis provides a dynamic evaluation of the Company's balance sheet and income statement under varying scenarios, providing an estimate of both the dollar amount and percentage change in net interest income under various changes in interest rates. Based on this income simulation analysis, the Company has tended to be moderately asset-sensitive. Thus, a rising rate environment would tend to lead to a moderate increase in net interest income.

LIQUIDITY

Liquidity management involves the Company's ability to meet the cash flow requirements of its customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Company's liquid assets consist of cash and cash equivalents and investment securities, excluding those pledged as collateral.
It is the Company's policy to maintain a liquidity ratio (liquid assets to liabilities) of between 20% and 40%, and to limit loans to no more than 85% of deposits. At June 30, 1996, the Company's ratios were within these guidelines: the liquidity ratio was 23.2% and the loan to deposit ratio was 80.6%.

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

The Company's liquid assets were $92.2 million at June 30, 1996, a decrease of $9.1 million from December 31, 1995. The decrease is largely due to the reduction in deposits following the sale of two branches in the first quarter of 1996.

Secondary sources of liquidity include reverse repurchase arrangements to borrow cash for short to intermediate periods of time using the Company's available-for-sale securities as collateral and Federal funds lines of credit that allow the Company to temporarily borrow an aggregate of up to $30 million from three commercial banks. At June 30, 1996, the Company had approximately $57.3 million in unpledged securities that could be used to secure borrowings such as reverse repurchase agreements. During the three months ended June 30, 1996, the largest amount of funds so borrowed was $14.5 million. Federal funds arrangements with correspondent banks are subject to the terms of the individual arrangements and may be terminated at the discretion of the correspondent bank. Federal funds purchases of up to $8.8 million were borrowed during the quarter ended June 30, 1996.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. The regulations require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders' equity and perpetual preferred stock, less goodwill and certain other deductions, with the remaining, or Tier 2, capital consisting of other elements, primarily subordinated debt, mandatory convertible debt, and grandfathered senior debt, plus the allowance for possible loan losses, subject to certain limitations. As of December 1992, the risk-based capital rules were further supplemented by a leverage ratio defined as Tier 1 capital divided by quarterly average assets after certain adjustments. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not meeting these standards are expected to have ratios of at least 4 to 5 percent, depending on their particular condition and growth plans. Higher capital ratios can be mandated by the regulators if warranted by the particular circumstances or risk profile of a banking organization. In the current regulatory environment, banking companies must stay well-capitalized, as defined in the banking regulations, in order to receive favorable regulatory treatment on acquisitions and favorable risk-based deposit insurance assessments. Management seeks to maintain capital ratios in excess of the regulatory minimums. As of June 30, 1996, the capital ratios of the Company and the Bank exceeded the well-capitalized thresholds prescribed in the rules.

The following table sets forth the Company's and the Bank's leverage and risk-based capital ratios at June 30, 1996:


                                                  Company                        Bank
- ----------------------------------------------------------------------------------------------
 (Dollars in thousands)                  Amount          %               Amount            %
- ----------------------------------------------------------------------------------------------
 Leverage ratio                       $     44,067         9.73%       $    41,793        9.22%
     Regulatory minimum                     18,119         4.00% (c)        18,136        4.00% (c)
     Excess                                 25,948         5.73%            23,657        5.22%
 Risk-based ratios
     Tier 1 capital                   $     44,067 (a)    10.93% (b)   $    41,793 (a)   10.37% (b)
     Tier 1 minimum                         16,121         4.00% (c)        16,121        4.00% (c)
     Excess                                 27,946         6.93%            25,672        6.37%

     Total capital                    $     49,109 (d)    12.19% (b)   $    46,884 (d)   11.63% (b)
     Total capital minimum                  32,241         8.00%            32,241        8.00% (c)
     Excess                                 16,868         4.19%            14,643        3.63%
- -----------------------------------------------------------------------------------------------------

 (a) Includes common shareholders' equity (excluding unrealized losses on available-for-sale securities) less goodwill. The Tier 1 capital ratio is adjusted for the disallowed portion of deferred tax assets, if applicable.

 (b) Risk-weighted assets of $403 million were used to compute these percentages.

 (c) Insured institutions, such as the Bank, must maintain a leverage capital ratio of at least 4% or 5%, a Tier 1 captial ratio of at least 4% or 6%, and a Total captial ratio of at least 8% or 10% in order to be categorized adequately capitalized or well-capitalized, respectively.

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

Item 3.  Defaults Upon Senior Securities
              Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
              Not Applicable

Item 5.  Other Information
              Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                                    Exhibit Index
- --------------------------------------------------------------------------------
Exhibit                              Description
  No.
- --------------------------------------------------------------------------------
3(i).1   SC Bancorp Articles of Incorporation as previously amended (a)
3(i).2   Amendment to SC Bancorp Articles of Incorporation dated May 9, 1995 (b)
3(ii).1  Bylaws, as amended through March 25, 1996 (b)
4.1      Specimen Common Stock Certificate (b)
4.2      SC Bancorp 1989 Stock Option Plan (February 1990) (c)
4.3.1 Amended and restated Southern California Bank Employee Retirement Plan dated January 1, 1992(d)
4.3.2 First amendment to the amended and restated Southern California Bank Employee Retirement Plan(b)
4.3.3 Second amendment to the amended and restated Southern California Bank Employee Retirement Plan(b)
4.3.4 Third amendment to the amended and restated Southern California Bank Employee Retirement Plan(b)
4.3.5 Fourth amendment to the amended and restated Southern California Bank Employee Retirement Plan(b)
4.4      SC Bancorp Executive Deferral Plan (IV) (February 1990)(c)
4.5      Southern California Bank Executive Incentive Compensation Plans for
         1994 (December 1993)(e)
4.6      Southern California Bank Executive Incentive Compensation Plans for
         1995(b)

27.1     Financial Data Schedule

- --------------------------------------------------------------------------------

 (a) This exhibit is contained in SC Bancorp's Quarterly Report on Form 10-Q for the period ended March 31, 1995, filed with the Commission on May 15, 1995, (Commission File No. 0-11046) and incorporated herein by reference.
 (b) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 29, 1996, (Commission File No. 0-11046) and incorporated herein by reference.
 (c) This exhibit is contained in SC Bancorp's Proxy Statement, filed with the Commission on on March 23, 1990, (Commission File No. 0-11046) and incorporated herein by reference.
 (d) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1991, filed with the Commission on March 30, 1992, (Commission File No. 0-11046) and incorporated herein by reference.
 (e) This exhibit is contained in SC Bancorp's Registration Statement on Form S-2, filed with the Commission on March 9, 1994, (Commission File No. 33-76274), and incorporated herein by reference.
- -----------------
(b)      Reports filed on Form 8-K
         None filed during the second quarter of 1996.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:         8 August, 1996           SC BANCORP
                                                   (Registrant)

                                             By:   /s/  Bruce Roat
                                                   ----------------------
                                                   Bruce Roat
                                                   E.V.P./C.F.O.
                                                   (Principal Financial and
                                                   Accounting Officer)