Form 10-Q
period 1996-09-30
SC BANCORP
filed 1996-11-14
CIK 351617

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-Q



                  QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended September 30, 1996

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

    There were 7,480,355 shares of common stock for the registrant issued and outstanding as of November 1, 1996.

                          Part I-Financial Information

Item 1. Financial Statements

             SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                  September 30,  December 31,
                                                       1996          1995
------------------------------------------------------------------------------
                                                   (Unaudited)     (Audited)
ASSETS
Cash and due from banks                             $ 28,956      $ 29,088
Federal funds sold                                     5,600          --
------------------------------------------------------------------------------
   Cash and cash equivalents                          34,556        29,088
------------------------------------------------------------------------------
Securities available-for-sale, at fair
 value (Notes 1 and 2)                                78,171        94,030
Loans (Notes 1 and 3)                                337,023       316,841
   Less:  Deferred fee income                           (718)         (531)
              Allowance for possible loan losses      (5,369)       (5,734)
------------------------------------------------------------------------------
              Loans, net                             330,936       310,576
------------------------------------------------------------------------------
Premises and equipment, net                            8,105         9,734
Other real estate owned, net                           1,618         2,073
Accrued interest receivable                            2,653         4,297
Other assets                                          11,613        11,885
------------------------------------------------------------------------------
TOTAL ASSETS                                        $467,652      $461,683
------------------------------------------------------------------------------
------------------------------------------------------------------------------

LIABILITIES
Deposits:
   Interest-bearing                                 $286,598      $276,433
   Noninterest-bearing                               123,869       130,378
------------------------------------------------------------------------------
   Total deposits                                    410,467       406,811
------------------------------------------------------------------------------
Borrowed funds and other interest-bearing
 liabilities                                           6,498         6,407
Accrued interest payable and other liabilities         2,736         2,953
------------------------------------------------------------------------------
   Total liabilities                                 419,701       416,171
------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, no par or stated
   value:  10,000,000 shares authorized;
   no shares issued or outstanding                      --             --
Common stock, no par or stated value:
   20,000,000 shares authorized; 7,477,805 and
   7,471,505 shares issued and outstanding at
   September 30, 1996 and December 31, 1995,
   respectively.                                      37,687        37,658
Retained earnings                                     11,533         8,600
Unrealized loss on available-for-sale
 securities, net of taxes (Note 1)                    (1,269)         (746)
------------------------------------------------------------------------------
   Total shareholders' equity                         47,951        45,512
------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $467,652      $461,683
------------------------------------------------------------------------------
------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
---------------------------------------------------------------------------------------------------------------------
                                                                  1996          1995           1996           1995
                                                                  ----          ----           ----           ----
INTEREST INCOME
Interest and fees on loans                                      $7,628        $ 7,090        $22,395        $18,790
Interest on investment securities                                1,038          1,618          3,243          5,060
Interest on Federal funds sold                                     174             88            346            727
---------------------------------------------------------------------------------------------------------------------
   Total interest income                                         8,840          8,797         25,984         24,577
---------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits:
   Interest-bearing demand                                         723            399          1,689          1,031
   Savings                                                         230            280            710            884
   Time certificates of deposit                                  1,884          2,313          5,799          6,305
---------------------------------------------------------------------------------------------------------------------
   Total interest on deposits                                    2,837          2,992          8,198          8,220
---------------------------------------------------------------------------------------------------------------------
Other interest expense                                             135            116            624            920
---------------------------------------------------------------------------------------------------------------------
   Total interest expense                                        2,972          3,108          8,822          9,140
---------------------------------------------------------------------------------------------------------------------
Net interest income                                              5,868          5,689         17,162         15,437
Provision for (recovery of) possible loan losses (Note 3)          --             900           (470)         1,224
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses     5,868          4,789         17,632         14,213
---------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME                                               1,323            759          3,856          3,732
NONINTEREST EXPENSE:
   Salaries and benefits                                         2,491          2,981          7,669          8,023
   Net occupancy, furniture and equipment                          946          1,534          3,134          3,876
   Other operating expense                                       1,611          2,318          5,642          6,193
---------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                     5,048          6,833         16,445         18,092
---------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                         2,143         (1,285)         5,043           (147)
Provision for income taxes                                         893           (377)         2,110            (14)
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $1,250        $  (908)       $ 2,933        $  (133)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                    7,477          7,469          7,475          7,469
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Earnings per share                                              $ 0.17        $ (0.12)       $  0.39        $ (0.02)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                           Nine months ended
                                                              September 30,
                                                               (Unaudited)
-------------------------------------------------------------------------------
                                                             1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $  2,933      $   (133)
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      (Recovery of) provision for possible loan losses       (470)        1,224
      Provision for loss on other real estate owned           428           128
      Loss (gain) on sale of other real estate owned            1           (46)
      Gain on sale of available-for-sale investment
       securities                                             (14)          --
      Net amortization of premiums on investment
       securities                                             691           827
      Net amortization of deferred fees and unearned
       income on loans                                        187           (53)
      Depreciation and amortization                         1,387         1,104
      Loss on sale of fixed assets                             33           --
      Net decrease (increase) in accrued interest
       receivable and other assets                          1,913          (501)
      Net increase (decrease) in accrued interest
       payable and other liabilities                          246          (979)
--------------------------------------------------------------------------------
         Net cash provided by operating activities          7,335         1,571
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of available-for-sale investment
    securities                                              8,549           --
   Proceeds from maturities of available-for-sale
    investment securities                                   6,569         5,000
   Proceeds from maturities of held-to-maturity
    investment securities                                     --          3,197
   Purchase of investment securities                         (832)          --
   Purchase of IOBC loans                                     --        (71,576)
   Net increase in loans                                  (20,776)       (8,138)
   Proceeds from sale of fixed assets and other
    assets                                                    256           --
   Purchase of fixed assets                                  (253)         (940)
   Proceeds from sale of other real estate owned              622         1,333
--------------------------------------------------------------------------------
         Net cash used in investing activities             (5,865)      (71,124)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                     30           --
   Purchase of IOBC interest-bearing deposits                 --         14,965
   Purchase of IOBC noninterest-bearing deposits              --         19,762
   Increase in interest-bearing deposits                   10,165        55,771
   Decrease in noninterest-bearing deposits                (6,509)       (3,399)
   Increase (decrease) in other borrowings                    312        (7,789)
--------------------------------------------------------------------------------
        Net cash (used in) provided by financing
         activities                                         3,998        79,310
--------------------------------------------------------------------------------
Increase in cash and cash equivalents                       5,468         9,757
Cash and cash equivalents, beginning of period             29,088        31,118
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $ 34,556      $ 40,875
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
   Unrealized loss on investment securities,
    available-for-sale, net of tax                       $    524      $  2,517
   Transfers of loans to other real estate owned              699           979
   Asset sales offset to restructuring reserve                 91           --
   Close out of capital lease accounts                        118           --
--------------------------------------------------------------------------------

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

The interim period financial statements are unaudited. It is the opinion of Company management that all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the results of operations have been reflected therein. Results for the period ending September 30, 1996 are not necessarily indicative of results that may be expected for any other interim periods or for the year as a whole.

SECURITIES:

At September 30, 1996, the Company's available-for-sale portfolio had a net unrealized loss of $2.2 million. The tax-effected reduction to shareholders' equity at September 30, 1996, was $1.3 million. In January 1995, the FDIC issued a final rule excluding unrealized holding gains and losses on available-for-sale debt securities from the calculation of Tier 1 capital.

LOANS:

The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures-An Amendment of FASB Statement No. 114," effective January 1, 1995. The Company's recorded investment in impaired loans at September 30, 1996 was $7.2 million. The Company's allowance for possible loan losses at September 30, 1996 includes $1.5 million related to impaired loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 1996 and December 31, 1995 are as follows:

(DOLLARS IN THOUSANDS)                         September 30, 1996
--------------------------------------------------------------------------------
                                                Gross       Gross     Estimated
                                  Amortized   Unrealized  Unrealized    Fair
                                     Cost        Gains      Losses      Value
                                 ----------- ----------- ------------ ----------
AVAILABLE-FOR-SALE
U.S. Treasury securities and
   obligations of U.S.
   government agencies            $ 33,097     $   --     $  (456)    $ 32,641
Mortgage-backed securities          45,208         --      (1,712)      43,496
FHLB and FRB stock                   2,034         --        --          2,034
--------------------------------------------------------------------------------
                  Total           $ 80,339     $   --     $(2,168)    $ 78,171
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


(DOLLARS IN THOUSANDS)                         December 31, 1995
--------------------------------------------------------------------------------
                                                Gross       Gross     Estimated
                                  Amortized   Unrealized  Unrealized    Fair
                                     Cost        Gains      Losses      Value
                                 ----------- ----------- ------------ ----------
AVAILABLE-FOR-SALE:
U.S. Treasury securities and
   obligations of US
   government agencies             $42,036     $ --       $  (363)     $41,673
Mortgage-backed securities          52,062       --          (910)      51,152
FHLB Stock                           1,205       --          --          1,205
--------------------------------------------------------------------------------
                  Total            $95,303     $ --       $(1,273)     $94,030
--------------------------------------------------------------------------------

Investment securities with a carrying value of $15.7 million and $18.6 million were pledged to secure public deposits and as collateral for other borrowings at September 30, 1996 and December 31, 1995, respectively.

The amortized cost and estimated fair value of debt securities at September 30, 1996 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to mortgage-backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


(DOLLARS IN THOUSANDS)                                                        Maturing in
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Over one       Over five
                                                        One year     year through   years through      Over
SEPTEMBER 30, 1996                                       or less      five years      ten years      ten years        Total
                                                      ------------  -------------- --------------   -----------   ------------
     Available-for-sale, amortized cost                $   15,453     $   56,098     $    8,709      $      79     $   80,339
     Available-for-sale, estimated fair value          $   15,375     $   54,267     $    8,450      $      79     $   78,171

Proceeds from sales of investment securities during the first quarter of 1996 were $8.5 million. A gross gain of $14 thousand was realized on the sale. There were no sales of investment securities during the third quarter of 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS

Loans by category are summarized below:

                                                     September 30,                  December 31,
(DOLLARS IN THOUSANDS)                                    1996          Percent         1995          Percent
-----------------------------------------------------------------------------------------------------------------
Commercial                                            $   153,422         45.52%    $   147,230         46.47%
Real estate, construction                                   5,622          1.67%          4,416          1.39%
Real estate, mortgage                                     108,100         32.08%        107,662         33.98%
Consumer                                                   69,879         20.73%         57,533         18.16%
-----------------------------------------------------------------------------------------------------------------
                    Gross loans                           337,023        100.00%        316,841        100.00%
                                                                      ----------                    ----------
                                                                      ----------                    ----------
       Deferred fee income                                   (718)                         (531)
       Allowance for possible loan losses                  (5,369)                       (5,734)
------------------------------------------------------------------                  ------------
                    Loans, net                        $   330,936                   $   310,576
------------------------------------------------------------------                  ------------
------------------------------------------------------------------                  ------------

No industry constitutes a concentration in the Company's loan portfolio. In April 1995, the Company purchased approximately
$72 million of floating rate commercial, real estate and consumer loans from Independence One Bank of California, FSB ("IOBC").

The following table summarizes the balances and changes in the allowance for possible loan losses for the periods indicated:

                                                 September 30,   December 31,  September 30,   December 31,
(DOLLARS IN THOUSANDS)                                1996           1995           1995           1994
-----------------------------------------------  ----------------------------  ----------------------------
Average balance of gross loans outstanding       $ 318,456      $ 261,631      $ 253,506      $ 203,760
-----------------------------------------------  ----------------------------  ----------------------------
-----------------------------------------------  ----------------------------  ----------------------------
Gross loan balance at end of period              $ 337,023      $ 316,841      $ 278,699      $ 207,688
-----------------------------------------------  ----------------------------  ----------------------------
-----------------------------------------------  ----------------------------  ----------------------------
Allowance at beginning of period                 $   5,734      $   5,318      $   5,318      $  10,800
Charge-offs:
    Commercial                                          80            834            734          2,004
    Real estate                                        138          1,227          1,207          3,453
    Consumer                                           152            587            500            362
-----------------------------------------------  ----------------------------  ----------------------------
             Total charge-offs                         370          2,648          2,441          5,819
Recoveries:
    Commercial                                         416            587            421            915
    Real estate                                         22            129             64            214
    Consumer                                            37            192            151             58
-----------------------------------------------  ----------------------------  ----------------------------
             Total recoveries                          475            908            636          1,187
Net (recoveries) charge-offs                          (105)         1,740          1,805          4,632
Provision (recovery) charged (credited) to expense    (470)         1,539          1,224           (850)
Allowance on purchased loans                           -              617            617              0
-----------------------------------------------  ----------------------------  ----------------------------
Allowance at end of period                       $   5,369      $   5,734      $   5,354      $   5,318
-----------------------------------------------  ----------------------------  ----------------------------
-----------------------------------------------  ----------------------------  ----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (CONTINUED)

                                                  September 30,   December 31,  September 30,  December 31,
(DOLLARS IN THOUSANDS)                                1996            1995          1995           1994
----------------------------------------------   -----------------------------  ----------------------------
Ratio of allowance for loan losses to loans
     outstanding at end of period                      1.59%          1.81%          1.92%          2.56%
Ratio of allowance for loan losses to
     nonaccrual loans at end of period               232.12%        414.01%        292.73%        329.90%
Ratio of annualized net charge-offs to
     average loans                                    -0.04%          0.67%          0.95%          2.27%

Loans on nonaccrual status were $2.3 million and $1.8 million, respectively at September 30, 1996 and 1995. Interest income that would have been collected on these loans had they performed in accordance with their original terms was approximately $149 thousand and $167 thousand, for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 4-COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate losses as a result of these transactions. However, the commitments are a component of the estimate of the allowance for possible loan losses. Commercial and standby letters of credit totaled approximately $7.0 million and $4.3 million at September 30, 1996, and December 31, 1995, respectively. In addition, the Company had unfunded loan commitments of $110.6 million and $85.0 million at September 30, 1996 and December 31, 1995, respectively.

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

The Company has entered into two interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate loan portfolio. At September 30, 1996, the Company had outstanding one interest rate swap agreement with a commercial bank having a total notional principal amount of $50 million (Swap #1), and one interest rate swap agreement with a securities broker having a notional principal amount of $25 million (Swap #2). The agreements were intended to reduce the Company's exposure to declines in prime lending rates by artificially converting $75 million of the Company's prime-based loans to fixed rates for the duration of the agreements. Swap #1 was entered into in September 1993. The terms of the first agreement require the Company to pay interest quarterly based on three-month LIBOR and to receive interest semi-annually at a fixed rate of 4.865%. The agreement matures in September 1998. Swap #2 was entered into in January 1994. The terms of the second agreement require the Company to pay interest quarterly based on three-month LIBOR in arrears, and to receive interest semi-annually at a fixed rate of 5.04% through the January 1997 maturity date.

The Company accrues monthly interest income and expense on the swaps, the net of which is included in income on loans. Net interest expense of $424 thousand and $751 thousand related to the swap agreements is included in interest income for the nine months ended September 30, 1996 and 1995, respectively. The Company is required to pledge collateral on the swaps. U.S. Agency notes having a fair value of approximately $5.3 million were pledged as collateral for the agreements as of September 30, 1996. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

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

RESULTS OF OPERATIONS

The Company reported net income of $1.2 million for the third quarter of 1996 compared to a net loss of $908 thousand for the third quarter of 1995. Net income for the third quarter of 1996 reflects the cost savings associated with the sale of two branches and the consolidation of a third branch earlier in the year. The net loss for the third quarter of 1995 reflects $1.7 million pretax of restructuring charges associated with a restructuring plan announced during the quarter ("1995 Restructuring"), and $600 thousand pretax of additional loan loss provisions related to a few specifically identified commercial real estate loans.

Net income for the first nine months of 1996 was $2.9 million compared to a loss of $133 thousand for the same period in 1995. Year-to-date net income for the current year includes a full nine months of operating revenues and expenses for the private and corporate banking business acquired from Independence One Bank of California, FSB ("IOBC") on April 30, 1995. Year-to-date net income for 1995 also includes the restructuring charges discussed above, a $408 thousand nonrecurring adjustment to interest expense related to the Company's deferred compensation plan, and a $407 thousand benefit payment received on corporate-owned life insurance.

The following table summarizes key performance indicators pertaining to the Company's operating results:

                                                     Three months ended             Nine months ended
                                                        September 30,                 September 30,
---------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     1996           1995           1996           1995
---------------------------------------------------------------------------------------------------------
Return on average assets (1)                           1.07%         -0.76%          0.86%         -0.04%
 as adjusted for restructuring charges (2)                            0.08%                         0.26%
Return on average shareholders' equity (1)            10.61%         -7.96%          8.49%         -0.41%
 as adjusted for restructuring charges (2)                            0.86%                         2.66%
Net income                                        $    1,250     $    (908)     $    2,933     $    (133)
Earnings per share                                $     0.17     $   (0.12)     $     0.39     $   (0.02)
Total average assets                              $  465,615     $  472,612     $  458,092     $  455,093
-------------------------------------------------
(1) Annualized

(2) Restructuring charges:
    Loss on securities                                           $      620                    $      620
    Loss on fixed assets                                                109                           109
    Noninterest expense                                                 948                           948
                                                                ------------                  ------------
    Total                                                             1,677                         1,677
                                                                ------------                  ------------
    Restructuring charges net of taxes                           $    1,006                    $    1,006
                                                                ------------                  ------------

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

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Three months ended                         1996 and 1995
---------------------------------------------------------------------------------------------------------
                                                September 30, 1996               September 30, 1995       Increase (decrease)
                                        -----------------------------------------------------------------
                                          Average                Yield/    Average               Yield/   due to change in   Net
(DOLLARS IN THOUSANDS)                    Balance    Interest    Rate(1)   Balance    Interest   Rate(1)  Rate      Volume  Change
-----------------------------------------------------------------------------------------------------------------------------------
Assets
  Loans, net of deferred fees (2)       $  324,659  $  7,628     9.35%    $ 285,502   $  7,090    9.85%   $ (373)  $  911   $  138
  Investment securities                     81,786     1,038     5.05%      126,071      1,618    5.09%      (13)    (568)    (580)
  Federal funds sold and other              13,219       174     3.23%        5,880         88    5.95%      (12)      97       86
-----------------------------------------------------------------------------------------------------------------------------------
Total interest earning                     419,685     8,839     8.38%      417,453      8,797    8.36%       13       29       42
  assets/interest income
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest earning assets                  45,930                           55,159
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                              $465,615                        $ 472,612
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' equity
  Interest-bearing deposits             $  287,309  $  2,837     3.93%    $ 291,075   $  2,992    4.08%  $  (115)  $  (40)  $ (155)
  Other interest-bearing liabilities         6,633       135     8.09%        5,405        116    8.51%       (6)      25       19
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing                     293,941     2,971     4.02%      296,481      3,108    4.18%     (109)     (28)    (137)
  liabilities/interest expense
-----------------------------------------------------------------------------------------------------------------------------------
  Noninterest-bearing liabilities          124,815                          130,882
  Shareholders' equity                      46,859                           45,250
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders'
  equity                                $  465,615                        $ 472,612
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/net interest
  margin                                            $  5,868     5.56%                $  5,680    5.41%  $   150   $   29   $  179
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Annualized.

The Company's net interest income was $5.9 million for the three months ended September 30, 1996, compared to $5.7 million for the three months ended September 30, 1995. The net interest margin increased to 5.56% for the third quarter of 1996, compared to 5.41% for the prior year.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Nine months ended                         1996 and 1995
---------------------------------------------------------------------------------------------------------
                                                September 30, 1996               September 30, 1995       Increase (decrease)
                                        -----------------------------------------------------------------
                                          Average                Yield/    Average               Yield/   due to change in   Net
(DOLLARS IN THOUSANDS)                    Balance    Interest    Rate(1)   Balance    Interest   Rate(1)  Rate      Volume  Change
-----------------------------------------------------------------------------------------------------------------------------------
Assets
  Interest-earning assets:
  Loans, net of deffered fees(2)        $  317,911  $ 22,395     9.44%   $  253,164   $ 18,790    9.22%  $  (443)  $6,048   $3,605
  Investment securities                     85,059     3,243     5.11%      130,976      2,060    5.17%      (18)  (1,758)  (1,817)
  Federal funds sold and other               8,702       346     5.34%       16,400        727    5.93%      (67)    (314)    (381)
-----------------------------------------------------------------------------------------------------------------------------------
Total interest earning
  assets/interest income                   411,672    25,984     8.46%      400,540     24,577    8.20%      750      657    1,407
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest earning assets                  46,420                           54,553
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                            $  458,092                       $  455,093
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
  Interest-bearing deposits             $  279,489  $  8,198     3.93%   $  277,418   $  8,220    3.96%  $   (52)   $  30   $  (22)
  Other interest-bearing liabilities        11,743       624     7.13%        9,439        920   13.03%     (386)      90     (296)
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities/interest expense             291,232     8,822     4.06%      286,857      9,140    4.26%     (380)      62     (318)
-----------------------------------------------------------------------------------------------------------------------------------
  Noninterest-bearing liabilities          120,726                          124,366
  Shareholders' equity                      46,134                           43,867
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders'
  equity                                $  458,092                       $  455,090
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/net interest margin             $ 17,162     5.59%                $ 15,437    5.15%  $ 1,302    $ 423   $1,725
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Annualized.

(2)  Includes loans on nonaccrual status of approximately $2.3 million and $1.8
     million at September 30, 1996 and 1995, respectively.   The amount of
     interest income foregone on loans that were on nonaccrual status was approximately $149 thousand and $167 thousand for the nine months ended September 30, 1996 and 1995, respectively. Interest income on loans includes amortization of net loan fees of approximately $694 thousand and $569 thousand for the nine months ended September 30, 1996 and 1995, respectively. Additionally, net interest expense of $424 thousand and $751 thousand relating to the interest rate swap agreements was included in interest income from loans for the nine months ended September 30, 1996 and 1995, respectively.

Net interest income was $17.2 million for the nine months ended September 30, 1996, compared to $15.4 million for the comparable period for the prior year. The net interest margin increased to 5.59% for the first nine months of 1996 from 5.15% for the comparable period of the prior year. The increase in the net interest margin is attibutable in part to a change in the earning asset mix that includes a higher proportion of loans to investment securities, and to a decrease in funding costs. On a year-to-date basis, average loans increased to 77% of total average earning assets for the current year from 63% of average earning assets a year ago. The increase was largely due to the $72 million of loans acquired from IOBC on April 30, 1995. The decrease in investment securities reflects the sale of $27 million of investment securities during the third quarter of 1995, and the sale of $8.5 million of U.S. agency securities during the first quarter of 1996. The decrease in funding costs compared to the prior year is due to the fact that higher rate certificates of deposit raised prior to the IOBC transaction have largely been replaced with lower cost deposits. The average rate paid on certificates of deposit decreased to 5.40% for the nine months ended September 30, 1996 from 5.85% for the nine months ended September 30, 1995. Interest expense for 1995 also included a $408 thousand nonrecurring adjustment on the Company's deferred compensation plans.

The average yield on earning assets for the nine months ended September 30, 1996 increased to 8.46% from 8.20% for the comparable period of the prior year. This increase occurred despite an approximately 59 basis point decrease in the average prime rate for the first nine months of 1996 compared to the same period in 1995. The Company's overall funding costs decreased approximately 20 basis points from the prior year due to the reasons discussed above.

PROVISION FOR POSSIBLE LOAN LOSSES

There were no additions to the provision for possible loan losses during the third quarter of 1996. Loan charge-offs and recoveries for the quarter were $31 thousand and $73 thousand, respectively. Nonaccrual loans increased to $2.3 million at September 30, 1996 from $1.4 million at December 31, 1995. The increase is due to two loans to the same borrower that had previously been reported as restructured. The ratio of the allowance for possible loan losses to total loans decreased to 1.59% at September 30, 1996 from 1.81% at December 31, 1995. Refer to NOTE 3-LOANS of the Company's consolidated financial statements which are included in Part I, Item 1, of this Form 10-Q.

The Company recorded a $470 thousand reduction to the provision for possible loan losses for the first nine months of 1996 compared to a $1.2 million provision for the comparable period of 1995. Year-to-date loan charge-offs and recoveries for the current year were $370 thousand and $475 thousand, respectively, representing a year-to-date net recovery of $105 thousand. Year-to-date charge-offs and recoveries for the same period of the prior year were $2.4 million and $636 thousand, respectively, representing a year-to-date net charge-off of $1.8 million.

NONINTEREST INCOME

The following tables set forth the major components of noninterest income for the periods indicated:

                                                  Three Months Ended
(DOLLARS IN THOUSANDS)                               September 30,
--------------------------------------------------------------------------------
                                         1996     1995   Restructuring 1995, Net

Service charges on deposit accounts   $    294   $   449        --       $  449
Other fees and charges                     796       668        --          668
Merchant bankcard income                   144       145        --          145
Net gain (loss) on sales of securities     --       (620)      (620)        --
Net gains on sales of loans                --        148        --          148
Net loss on sales of fixed assets           (9)     (107)      (109)          2
Life insurance income                       32        53        --           53
Other income                                66        23        --           23
--------------------------------------------------------------------------------
          Total noninterest income    $  1,323   $   759     $ (729)     $1,488
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Noninterest income was $1.3 million and $759 thousand for the three months ended September 30, 1996 and 1995, respectively.
Noninterest income for the third quarter of 1995 includes a $620 loss on sales of investment securities incurred in conjunction with the 1995 Restructuring.

NONINTEREST INCOME
                                                 Nine Months Ended
(DOLLARS IN THOUSANDS)                             September 30,
--------------------------------------------------------------------------------
                                          1996      1995 Restructuring 1995, Net

Service charges on deposit accounts   $  1,058  $  1,292     $  --       $ 1,292
Other fees and charges                   2,061     1,968        --         1,968
Merchant bankcard income                   387       382                     382
Net gain on sales of investment
   securities                               14      (620)       (620)        --
Net gains on sales of loans                          148                     148
Net loss on sales of fixed assets          (33)     (107)       (109)          2
Life insurance income                       85       460        --           460
Other income                               284       209        --           209
--------------------------------------------------------------------------------
          Total noninterest income    $  3,856  $  3,732     $  (729)    $ 4,461
--------------------------------------------------------------------------------

Year-to-date noninterest income was $3.9 million in 1996 compared to $3.7 million for the same period in 1995. In addition to the loss on sales of securities, year-to-date noninterest income for 1995 included a $407 thousand benefit payment on a corporate-owned life insurance policy. Service charge income for the first nine months of 1996 was $234 thousand below the comparable period of the prior year due to competitive pricing on commercial accounts. Other fees and charges relating to deposit accounts includes NSF, stop payment and wire fees. Other income includes check printing upcharge income, sundry operating recoveries and miscellaneous income.

NONINTEREST EXPENSE

The following tables provide detail of the Company's noninterest expense by category for the periods indicated:

                                                Three Months Ended
(DOLLARS IN THOUSANDS)                            September 30,
-----------------------------------------------------------------------------
                                     1996      1995   Restructuring 1995, Net

Salaries and employee benefits     $ 2,491   $ 2,981      $  179     $ 2,802
Net occupancy, furniture and
   equipment                           946     1,565         256       1,309
Legal                                  172       241         --          241
Other real estate owned                 40       142         --          142
Professional fees                      205       315          86         229
Postage and delivery                   153       150         --          150
Miscellaneous                          118        78         --           78
Advertising and promotion               93       118         --          118
Goodwill amortization                  135       552         427         125
Merchant bankcard expense              111       132         --          132
Professional and community              46       (54)        --          (54)
Telecommunications                      76       125         --          125
Stationery and supplies                 59       128         --          128
Data processing                         76        65         --           65
Software                                99       100         --          100
Other operating expense                228       195         --          195
-----------------------------------------------------------------------------
        Total noninterest expense  $ 5,048   $ 6,833      $  948     $ 5,885
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Annualized noninterest expense
   as a % of average earning assets  4.79%     6.49%                   5.59%

Noninterest expense for the third quarter of 1996 decreased to $5.0 million from $5.9 million for the third quarter of 1995 net of restructuring charges. Total noninterest expense for the third quarter of 1995 included $948 thousand of restructuring charges relating to the sale of two branches, closure of a third branch and the closure of an administrative facility in Anaheim. These transactions were finalized during the first quarter of 1996. Salary and benefits expense has been favorably impacted by the reduction in the number of full-time equivalent staff to 210 at September 30, 1996 from 235 at September 30, 1995. Net occupancy expense for the third quarter of 1996 was $946 thousand compared to $1.3 million net of restructuring charges for the same period in 1995 The reduction in ongoing occupancy expense can be attributed to the reduced number of locations following the restructuring.

NONINTEREST EXPENSE

                                             Nine Months Ended
(DOLLARS IN THOUSANDS)                          September 30,
-----------------------------------------------------------------------------
                                     1996      1995 Restructuring 1995, Net
                                     ----      ---- ------------- ---------
Salaries and employee benefits     $ 7,669   $ 8,282    $  179     $ 8,103
Net occupancy, furniture and
   equipment                         3,134     3,608       256       3,352
Legal                                  812       597       --          597
Professional fees                      566       562        86         476
Other real estate owned                522       387       --          387
Postage and delivery                   468       433       --          433
Goodwill amortization                  370       706       427         279
Miscellaneous                          354       283       --          283
Advertising and promotion              321       331       --          331
Merchant bankcard expense              314       354       --          354
Telecommunications                     273       343       --          343
Stationery and supplies                222       288       --          288
Data processing                        223       180       --          180
Software                               221       267       --          267
Other operating expense                976     1,471       --        1,471
                                  --------- ---------  --------   ---------
                                   $16,445   $18,092    $  948     $17,144
                                  --------- ---------  --------   ---------
                                  --------- ---------  --------   ---------
Annualized noninterest expense
 as a % of average earning assets      5.34%     6.04%                 5.72%

Noninterest expense for the nine months ending September 30, 1996 was $16.4 million compared to $17.1 million net of restructuring charges for the comparable period of 1995. Current year noninterest expense reflects the impact of the 1995 Restructuring, and includes a full nine months of expenses associated with the two corporate banking offices and two branches added following the IOBC transaction during the second quarter of 1995. The decrease in other operating expense to $976 thousand from $1.5 million for the prior year is largely due to a $362 thousand reduction in FDIC deposit insurance premiums. Certain categories of noninterest expense increased over the prior year. The increase in legal and professional fees is due in part to fees associated with evaluating potential acquisition opportunities. Current year professional fees also include fees associated with outsourcing the Company's internal audit function. The increase in year-to-date OREO expense over the prior year is primarily due to valuation reserves taken to facilitate the disposition of one property. The sale of this property closed on October 30, 1996 resulting in a $87 thousand gain.

The Company has improved its ongoing operating efficiencies on a larger earning asset base. Year-to-date noninterest expense for the first nine months of 1996 as a percentage of average earning assets has decreased to 5.34% from 5.72% net of restructuring charges for a year ago.

FINANCIAL CONDITION

Total assets at September 30, 1996 were $467.7 million, an increase of $6.0 million from $461.7 million at December 31, 1995. Net loan balances increased to $330.9 million at September 30, 1996 from $310.6 million at December 31, 1995. Total deposits increased to $410.5 million at September 30, 1996 from $406.8 million at December 31, 1995. The increase in deposit balances was achieved despite the sale of two branches with deposits totaling approximately $7.5 million during the first quarter of 1996.

The following table provides a summary comparison of assets and liabilities in the Company's consolidated balance sheets and the percentage change in these balances for the dates indicated:


                                                September 30,  December 31,    Amount       Percent
(DOLLARS IN THOUSANDS)                              1996          1995         Change       Change
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                        $   34,556    $   29,088    $   5,468      18.80%
Securities available-for-sale, at fair value         78,171        94,030      (15,859)    -16.87%
Loans, net                                          330,936       310,576       20,360       6.56%
Premises and equipment, net                           8,105         9,734       (1,629)    -16.74%
Other real estate owned, net                          1,618         2,073         (455)    -21.95%
Accrued interest receivable                           2,653         4,297       (1,644)    -38.26%
Other assets                                         11,613        11,885         (272)     -2.29%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                 $  467,652    $  461,683    $   5,969       1.29%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
    Noninterest-bearing deposits                 $  123,869    $  130,378    $  (6,509)     -4.99%
    Interest-bearing demand & savings deposits      148,512       130,301       18,211      13.98%
    Time certificates of deposit                    138,086       146,132       (8,046)     -5.51%
----------------------------------------------------------------------------------------------------
    Total deposits                                  410,467       406,811        3,656       0.90%
----------------------------------------------------------------------------------------------------
Borrowed funds and other
    interest-bearing liabilities                      6,498         6,407           91       1.42%
Accrued interest payable and other liabilities        2,736         2,953         (217)     -7.35%
Total shareholders' equity                           47,951        45,512        2,439       5.36%
----------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES
        AND SHAREHOLDERS' EQUITY                 $  467,652    $  461,683    $   5,969       1.29%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and overnight investment of excess cash balances as Federal funds sold. The Company maintains balances at correspondent banks adequate to cover daily inclearings and other charges. The Company's reserve requirement with the Federal Reserve Bank was $10.0 million at September 30, 1996.

Cash and cash equivalents increased $5.5 million to $34.6 million at September 30, 1996 from $29.1 million at December 31, 1995. The increase is due to a $5.6 million investment in overnight Federal funds sold. There were no Federal funds sold at December 31, 1995.

INVESTMENT SECURITIES

The Company's securities portfolio includes U.S. Treasury securities and U.S. government agency securities, most of which are mortgage-backed securities. The Company reclassified it entire held-to-maturity portfolio to the available-for-sale category in December, 1995 under the special one-time exemption authorized by the Financial Accounting Standards Board.

The following table sets forth the maturity distribution of the Company's investment securities at their estimated fair values at September 30, 1996:

                                                                       Maturing in
-----------------------------------------------------------------------------------------------------------
                                                        Over one        Over five
                                          One year    year through    years through     Over
(DOLLARS IN THOUSANDS)                     or less     five years       ten years    ten years    Total
-----------------------------------------------------------------------------------------------------------
U.S. Treasury securities                  $  5,012      $    --           $  --        $  79     $  5,091
U.S. government agency securities           10,363        17,187            2,034         --       29,584
Mortgage-backed securities                    --          37,080            6,416         --       43,496
-----------------------------------------------------------------------------------------------------------
              Total                       $ 15,375      $ 54,267          $ 8,450      $  79     $ 78,171
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

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

Refer to NOTE 3-LOANS of the Company's consolidated financial statements which are included in Part 1. Item 1. of this Form 10-Q for a comparison of loans by category at September 30, 1996 and December 31, 1995.

COMMERCIAL LOANS. Commercial loans totaled $153.4 million, or 45.5%, of total loans and $147.2 million, or 46.5%, of total loans at September 30, 1996 and December 31, 1995, respectively. Most of the Bank's commercial borrowers and customers are small to medium sized businesses and professionals. Most of the commercial loans are short term, are reviewed or renewed annually, and bear a floating rate of interest. Approximately 64% of the commercial loan portfolio is secured. Collateral for these loans consists of accounts receivable, inventories, equipment and other business assets, including real estate. At September 30, 1996, $38.1 million, or 11.3%, of total loans were secured by accounts receivable as compared to $29.5 million, or 9.3%, of loans at December 31, 1995. Commercial loans secured by real estate comprised $18.4 million, or 5.5%, of total loans at September 30, 1996, compared to $18.9 million, or 6.0%, of loans at December 31, 1995. In 1995, the Company began participating in government-insured lending programs, including SBA loans. At September 30, 1996, the Company had $20.4 million of SBA loans.

REAL ESTATE CONSTRUCTION LOANS. Real estate construction loans increased to $5.6 million, or 1.7%, of total loans at September 30, 1996 compared to $4.4 million, or 1.4%, of total loans at December 31, 1995.

REAL ESTATE MORTGAGE LOANS. Real estate mortgage loans comprise $108.1 million, or 32.1%, of the total loan portfolio at September 30, 1996 compared to $107.7 million, or 34.0%, of the total loans outstanding at December 31, 1995. Approximately $16.8 million of such real estate loans were purchased from IOBC. Company management continues to monitor the concentration of real estate loans in the loan portfolio. New real estate loans are made only to existing borrowers who are owner/users or to new borrowers who provide a new major banking relationship and demonstrate adequate cash flows. All new real estate borrowers must provide financial reporting that meets FDICIA standards and the loans must have conservative loan to value ratios. Approximately 80% of the Bank's real estate loans are secured by first trust deeds, and approximately 50% are to owner/users.

CONSUMER LOANS. Approximately $69.9 million, or 20.7%, of the loan portfolio is consumer loans at September 30, 1996. This represents an increase from the $58 million, or 18.2%, of the loan portfolio it comprised at December 31, 1995. The consumer loan portfolio includes $28.4 million of home equity loans and home equity lines of credit representing 8.4% of total loans. Vehicle loans comprise approximately $20.0 million, or 5.9%, of total loans at September 30, 1996. The levels of consumer loans at period ends may fluctuate and may not necessarily be representative of average levels experienced during the respective periods due to the timing of advances and payments made on such loans by borrowers.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES. The following table sets forth the maturity distribution of the Company's loan portfolio (excluding consumer and nonaccrual loans) at September 30, 1996 based on remaining scheduled principal repayments:

                                            Maturing in
-----------------------------------------------------------------------------------
                                              Over one
                               One year     year through      Over
(DOLLARS IN THOUSANDS)         or less       five years    five years      Total
-----------------------------------------------------------------------------------
Commercial                  $   77,468       $   47,846    $   27,398    $  152,712
Real estate, construction        2,590              795         2,237         5,622
Real estate, mortgage           23,823           58,959        23,835       106,617
-----------------------------------------------------------------------------------
             Total          $  103,881       $  107,600    $   53,470    $  264,951
-----------------------------------------------------------------------------------

The following table sets forth information on sensitivity to changes in interest rates for the Company's loan portfolio (excluding consumer and nonaccrual loans) at September 30, 1996:

                                      Maturity or Repricing in
-----------------------------------------------------------------------------------
                                              Over one
                               One year     year through      Over
(DOLLARS IN THOUSANDS)         or less       five years    five years      Total
-----------------------------------------------------------------------------------
Fixed interest rates        $   18,454       $   39,356    $   18,041    $   75,851
Variable interest rates        189,064               36          --         189,100
-----------------------------------------------------------------------------------
             Total          $  207,518       $   39,392    $   18,041    $  264,951
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

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

Nonaccrual loans by category are summarized below:

                                       September 30,    December 31,
      (DOLLARS IN THOUSANDS)                1996            1995
      --------------------------------------------------------------
      Commercial                          $     710       $    620
      Real estate, construction                 --             --
      Real estate, mortgage                   1,483            615
      Consumer                                  120            150
      --------------------------------------------------------------
                Total nonaccrual loans    $   2,313       $  1,385
      --------------------------------------------------------------
      --------------------------------------------------------------

Delinquent loans (past due 30 to 89 days and still accruing interest) by category are summarized below:

                                       September 30,    December 31,
     (DOLLARS IN THOUSANDS)                1996             1995
     ---------------------------------------------------------------
     Commercial                           $     123       $    548
     Real estate, construction                  --             --
     Real estate, mortgage                      --             503
     Consumer                                   273            411
     ---------------------------------------------------------------
                Total delinquent loans    $     396       $  1,462
     ---------------------------------------------------------------
     ---------------------------------------------------------------

     Percentage of total gross loans:
      Nonaccrual loans                           0.69%          0.44%
      Delinquent loans, still accruing interest  0.12%          0.46%
      Nonaccrual and delinquent loans            0.80%          0.90%


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

When it is determined that additions are required, additions to the allowance are made through charges to operations and are reflected in the statements of operations as a provision for loan losses. Loans which are deemed to be uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited back to the allowance. Refer to NOTE 3-LOANS of the Company's consolidated financial statements which are included in Part I. Item 1. of this Form 10-Q for additional information concerning activity in the allowance for
possible loan losses, including charge-offs and recoveries.   The provision for
possible loan losses is discussed above in Item 2.

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

                                           Nine months
                                              Ended         Year Ended
                                          September 30,    December 31,
     (DOLLARS IN THOUSANDS)                   1996             1995
     ------------------------------------------------------------------
     Balance, beginning of period            $2,073          $ 5,837
          Additions                             699            1,923
          Sales                                (673)          (5,689)
          Valuation and senior liens           (481)               2
     ------------------------------------------------------------------
     Balance, end of period                  $1,618          $ 2,073
     ------------------------------------------------------------------
     ------------------------------------------------------------------

At September 30, 1996, the OREO portfolio consisted of three properties. One property having a net book value of $1.1 million was sold on October 30, 1996. A gain of $87 thousand was recognized on this sale. The Company is actively marketing the remaining properties.

DEPOSITS

Total deposits at September 30, 1996 were $410.5 million, a $3.7 million increase from $406.8 million at December 31, 1995, 1996.

The following table sets forth the distribution of average deposits and the rates paid thereon for the periods indicated:

                                            Nine Months Ended                               Year Ended
                                           September 30, 1996                            December 31, 1995
---------------------------------------------------------------------------------------------------------------------
                                Average                                      Average
(DOLLARS IN THOUSANDS)          Balance         Rate (1)     % of total      Balance           Rate        % of total
---------------------------------------------------------------------------------------------------------------------
Demand deposits               $  117,459                       29.58%      $  123,815                        30.47%
NOW/MMDA                          90,307          2.50%        22.75%          81,815          1.77%         20.13%
Savings                           45,134          2.10%        11.37%          55,204          2.08%         13.58%
TCDs                             144,048          5.38%        36.30%         145,555          5.77%         35.82%
---------------------------------------------------------------------------------------------------------------------
    Deposits                  $  396,947                      100.00%      $  406,389                       100.00%
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

(1)  Annualized.

The decrease in average demand deposit balances to $117.5 million at September 30, 1996 from $123.8 million at December 31, 1995 can be attributed to the use of investment sweep accounts by selected business customers and to the sale of two branches during the first quarter of 1996.

The reduction in the average rate paid on time certificates of deposit to 5.38% for the nine months ending September 30, 1996 from 5.77% for 1995, is due in part to the maturity of the higher rate accounts raised prior to the IOBC transaction. These accounts have largely been replaced with lower cost deposits.

The following table sets forth the maturities of the Company's time certificate of deposit accounts at the dates indicated:

                                                   September 30, 1996
                                                       Maturing in
-------------------------------------------------------------------------------------------------
                                        Over three      Over six
                            Three         months         months          Over
                           months         through        through        twelve
 (DOLLARS IN THOUSANDS)    or less      six months    twelve months     months         Total
-------------------------------------------------------------------------------------------------
     Under $100,000       $  27,602      $  25,310      $  22,309       $  8,522      $  83,743
     $100,000 and over       29,194         10,687         11,095          3,367         54,343
-------------------------------------------------------------------------------------------------
               Total      $  56,796      $  35,997      $  33,404       $ 11,889      $ 138,086
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


                                                    December 31, 1995
                                                       Maturing in
-------------------------------------------------------------------------------------------------
                                        Over three      Over six
                            Three         months         months          Over
                           months         through        through        twelve
(DOLLARS IN THOUSANDS)     or less      six months    twelve months     months         Total
-------------------------------------------------------------------------------------------------
    Under $100,000        $  32,926      $  28,532      $  31,492      $   7,034      $  99,984
    $100,000 and over        20,183         13,587          9,260          3,118         46,148
-------------------------------------------------------------------------------------------------
               Total      $  53,109      $  42,119      $  40,752      $  10,152      $ 146,132
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

BORROWED FUNDS AND OTHER INTEREST-BEARING LIABILITIES

Borrowed funds and other interest-bearing liabilities consist of overnight Federal funds purchased, Treasury, tax and loan notes ("TT&L"), obligations under securities repurchase agreements, the principal portions of capitalized lease obligations, obligations to senior lienholders for certain OREO properties and deferred compensation liabilities. The balance of borrowed funds and other interest-bearing liabilities increased slightly to $6.5 million at September 30, 1996 from $6.4 million at December 31, 1995.

ASSET/LIABILITY MANAGEMENT

The objective of asset/liability management is to manage and control the Company's exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The Company seeks to achieve this objective by matching its interest rate-sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. Generally, if rate-sensitive assets exceed rate-sensitive liabilities, the net interest income will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment. When rate-sensitive liabilities exceed rate-sensitive assets, the net interest income will generally be positively impacted during a declining rate environment and negatively impacted during a rising rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap between rate-sensitive assets and rate-sensitive liabilities can only be used as a general indicator of interest rate sensitivity.

The following gap repricing table sets forth information concerning the Company's rate-sensitive assets and rate-sensitive liabilities, including the off-balance sheet amounts for interest rate swaps, as of September 30, 1996. Such assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following gap table.
For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market interest rates. Also, loan prepayments and changes in the mix or level of deposits could cause the interest sensitivities to vary from those which appear in the table.

                                                            Over three      Over one
                                                Three         months          year
                                                months        through        through         Over
 (DOLLARS IN THOUSANDS)                        or less     twelve months   five years     five years        Total
---------------------------------------------------------------------------------------------------------------------
 Interest-earning assets
    Federal funds sold                         $  5,600        $  --         $   --          $  --         $  5,600
    Investment securities                          --           15,375         54,267          8,529         78,171
    Gross Loans (1)                             212,662         38,078         55,390         28,580        334,710
    Interest rate swap                             --           25,000         50,000           --           75,000
---------------------------------------------------------------------------------------------------------------------
          Total interest-earning assets        $218,262        $78,453       $159,657        $37,109       $493,481
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
 Interest-bearing liabilities
    Interest-bearing demand and
        savings deposits                       $   --         $ 26,732       $103,958       $ 17,821       $148,512
    Time certificates of deposit                 56,796         69,401         11,889           --          138,086
    Other borrowings and interest-
        bearing liabilities                       5,327          1,171           --             --            6,498
    Interest rate swap                           75,000           --             --             --           75,000
---------------------------------------------------------------------------------------------------------------------
          Total interest-bearing liabilities   $137,123       $ 97,304       $115,847       $ 17,821       $368,096
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
 Interest rate sensitivity gap                 $ 81,139       $(18,851)      $ 43,810       $ 19,288
 Cumulative interest rate sensitivity gap        81,139         62,288        106,098        125,385
 Cumulative interest rate sensitivity gap
    as a percentage of total interest-
    earning assets                               16.44%         12.62%         21.50%         25.41%

-------------------------------------------------------
(1) Excludes nonaccrual loans of $2.3 million.

At September 30, 1996, the Company's rate-sensitive balance sheet was shown to be in a positive gap position over a one-year horizon. The gap between assets and liabilities that reprice within 12 months was $62.3 million or 12.62% of assets. The table above implies that the Company is moderately asset-sensitive and that its earnings would increase in the short-term if interest rates rise. Repricing of the Company's interest-bearing demand and savings deposits generally lags repricing on the Company's variable rate loan portfolio. These core deposits tend to be fairly stable over time and exhibit a low sensitivity to changes in interest rates. In preparing the gap table, management distributes core deposit balances across the maturity ranges in accordance with regulatory guidelines in order to incorporate these characteristics of its core deposits.

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

LIQUIDITY

Liquidity management involves the Company's ability to meet the cash flow requirements of its customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Company's liquid assets consist of cash and cash equivalents and investment securities, excluding those pledged as collateral.
It is the Company's policy to maintain a liquidity ratio (liquid assets to liabilities) of between 20% and 40%, and to limit loans to no more than 85% of deposits. At September 30, 1996, the Company's ratios were within these guidelines: the liquidity ratio was 22.2% and the loan to deposit ratio was 82.9%.

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

The Company's liquid assets were $90.4 million at September 30, 1996, a decrease of $10.7 million from December 31, 1995. The decrease can be attributed to the reduction in deposits resulting from the managed reduction of the promotional certificates of deposit raised prior to the IOBC acquisition and to the sale of two branches during the first quarter of 1996.

Secondary sources of liquidity include reverse repurchase arrangements to borrow cash for short to intermediate periods of time using the Company's available-for-sale securities as collateral and Federal funds lines of credit that allow the Company to temporarily borrow an aggregate of up to $30 million from three commercial banks. At September 30, 1996, the Company had approximately $62.5 million in unpledged securities that could be used to secure borrowings such as reverse repurchase agreements. During the three months ended September 30, 1996, the largest amount of funds so borrowed was $9.7 million. Federal funds arrangements with correspondent banks are subject to the terms of the individual arrangements and may be terminated at the discretion of the correspondent bank. Federal funds purchases of up to $5.0 million were borrowed during the quarter ended September 30, 1996.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. The regulations require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders' equity and perpetual preferred stock, less goodwill and certain other deductions, with the remaining, or Tier 2, capital consisting of other elements, primarily subordinated debt, mandatory convertible debt, and grandfathered senior debt, plus the allowance for possible loan losses, subject to certain limitations. As of December 1992, the risk-based capital rules were further supplemented by a leverage ratio defined as Tier 1 capital divided by quarterly average assets after certain adjustments. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not meeting these standards are expected to have ratios of at least 4 to 5 percent, depending on their particular condition and growth plans. Higher capital ratios can be mandated by the regulators if warranted by the particular circumstances or risk profile of a banking organization. In the current regulatory environment, banking companies must stay well-capitalized, as defined in the banking regulations, in order to receive favorable regulatory treatment on acquisitions and favorable risk-based deposit insurance assessments. Management seeks to maintain capital ratios in excess of the regulatory minimums. As of September 30, 1996, the capital ratios of the Company and the Bank exceeded the well-capitalized thresholds prescribed in the rules.

The following table sets forth the Company's and the Bank's leverage and risk-based capital ratios at September 30, 1996:

                                                  Company                        Bank
----------------------------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)                  Amount              %         Amount              %
----------------------------------------------------------------------------------------------------
 Leverage ratio                         $  45,469          9.83%      $  43,197          9.34%
     Regulatory minimum                    18,497          4.00% (c)     18,497          4.00% (c)
     Excess                                26,972          5.83%         24,700          5.34%

 Risk-based ratios
     Tier 1 capital                     $  45,459 (a)     10.90% (b)  $  43,197 (a)     10.36% (b)
     Tier 1 minimum                        16,678          4.00% (c)     16,678          4.00% (c)
     Excess                                28,781          6.90%         26,519          6.36%

     Total capital                      $  50,673 (d)     12.15% (b)  $  48,411 (d)     11.61% (b)
     Total capital minimum                 33,356          8.00%         33,356          8.00% (c)
     Excess                                17,317          4.15%         15,055          3.61%
----------------------------------------------------------------------------------------------------

(a) Includes common shareholders' equity (excluding unrealized losses on available-for-sale securities) less goodwill. The Tier 1 capital ratio is adjusted for the disallowed portion of deferred tax assets, if applicable.

(b) Risk-weighted assets of $417 million were used to compute these percentages.

(c) Insured institutions, such as the Bank, must maintain a leverage capital ratio of at least 4% or 5%, a Tier 1 captial ratio of at least 4% or 6%, and a Total capital ratio of at least 8% or 10% in order to be categorized adequately capitalized or well-capitalized, respectively.

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

          (a) Exhibits

                                  Exhibit Index
--------------------------------------------------------------------------------
Exhibit                       Description
  No.
--------------------------------------------------------------------------------
3(i).1    SC Bancorp Articles of Incorporation as previously amended(a)
3(i).2    Amendment to SC Bancorp Articles of Incorporation dated May 9, 1995(b)
3(ii).1   Bylaws, as amended through March 25, 1996(b)
4.1       Specimen Common Stock Certificate(b)
4.2       SC Bancorp 1989 Stock Option Plan (February 1990)(c)
4.3.1 Amended and restated Southern California Bank Employee Retirement Plan dated January 1, 1992(d)
4.3.2 First amendment to the amended and restated Southern California Bank Employee Retirement Plan(b)
4.3.3 Second amendment to the amended and restated Southern California Bank Employee Retirement Plan(b)
4.3.4 Third amendment to the amended and restated Southern California Bank Employee Retirement Plan(b)
4.3.5 Fourth amendment to the amended and restated Southern California Bank Employee Retirement Plan(b)
4.4       SC Bancorp Executive Deferral Plan (IV) (February 1990)(c)
4.5 Southern California Bank Executive Incentive Compensation Plans for 1994 (December 1993)(e)
4.6       Southern California Bank Executive Incentive Compensation Plans for
          1995(b)
10.1 First amendment to license agreement between Southern California Bank and The Vons Companies, Inc. dated December 18, 1992, for supermarket space in Anaheim Hills, California.
10.2 License agreement between Southern California Bank and The Vons Companies, Inc. dated February 22, 1996, for supermarket space in
          La Habra, California.
27.1      Financial Data Schedule
--------------------------------------------------------------------------------
(a) This exhibit is contained in SC Bancorp's Quarterly Report on Form 10-Q for the period ended March 31, 1995, filed with the Commission on May 15, 1995, (Commission File No. 0-11046) and incorporated herein by reference.
(b) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 29, 1996, (Commission File No. 0-11046) and incorporated herein by reference.
(c) This exhibit is contained in SC Bancorp's Proxy Statement, filed with the Commission on March 23, 1990, (Commission File No. 0-11046) and incorporated herein by reference.
(d) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission on March 30, 1992, (Commission File No. 0-11046) and incorporated herein by reference.
(e) This exhibit is contained in SC Bancorp's Registration Statement on Form S-2, filed with the Commission on March 9, 1994, (Commission File No. 33-76274), and incorporated herein by reference.
---------------
(b)       Reports filed on Form 8-K
          None filed during the third quarter of 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  8 November, 1996                SC BANCORP
                                             (Registrant)

                                       By:  /S/  Bruce Roat
                                            -----------------------------
                                                 Bruce Roat
                                                 E.V.P./C.F.O.
                                                 (Principal Financial and
                                                 Accounting Officer)