Form 10-K
period 1996-12-31
SC BANCORP
filed 1997-03-27
CIK 351617

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996.   Commission File Number 0-11046

                                   SC BANCORP

             (Exact name of registrant as specified in its charter)

              California                                         95-3585586
     (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                         Identification No.)

     3800 E. La Palma Ave., Anaheim, California                  92807-1798
      (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code          (714) 238-3110

          Securities registered pursuant to Section 12 (b) of the Act:

                                                       Name of each exchange
     Title of each class                               on which registered
     -------------------                               -------------------
     Common Stock, no par value                        American Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
     of this Form 10-K or any amendment to this Form 10-K   [ ].

     There were 7,488,615 shares of common stock for the registrant issued and outstanding as of March 14, 1997. The aggregate market value of the voting stock, based on the $10.75 closing price of the Company's common stock on the American Stock Exchange on March 14, 1997 as reported on Bloomberg, held by nonaffiliates of the registrant was approximately $73,926,793.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
     The registrant's annual report to shareholders relating to the fiscal year ended December 31, 1996 is incorporated by reference into Part
     II. Item 7. of this form 10-K. The registrant's definitive proxy statement for the 1997 annual meeting of shareholders, which will be filed within 120 days after the fiscal year ended December 31, 1996, is incorporated by reference into Part III of this Form 10-K.

                                   SC BANCORP

                                    FORM 10-K

                                      INDEX

                                                                           PAGES
PART I

          ITEM 1.   Business                                               1

          ITEM 2.   Properties                                             25

          ITEM 3.   Legal Proceedings                                      26

          ITEM 4.   Submission of Matters to a Vote of Shareholders        26

PART II

          ITEM 5.   Market for Registrant's Common Equity and Related
                    Shareholder Matters                                    26

          ITEM 6.   Selected Financial Data                                27

          ITEM 7.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          28

          ITEM 8.   Financial Statements and Supplementary Data            28

          ITEM 9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                    28
PART III

          ITEM 10.  Directors and Executive Officers of the Registrant     28

          ITEM 11.  Executive Compensation                                 28

          ITEM 12.  Security Ownership of Certain Beneficial Owners
                    and Management                                         28

          ITEM 13.  Certain Relationships and Related Transactions         28

PART IV

          ITEM 14.  Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                    28

PART I. ITEM 1.  BUSINESS

            Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained under "Business," such as statements concerning the potential for future losses relating to nonaccrual and delinquent loans and the adequacy of the allowance for loan losses, are forward looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

SC Bancorp is a bank holding company incorporated in California on February 9, 1981, and registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). SC Bancorp conducts operations through its sole, wholly-owned, subsidiary, Southern California Bank, a California state-chartered commercial bank. The Company's executive offices are located at 3800 East La Palma Avenue, Anaheim, California 92807-1798.

References herein to the "Company" are to SC Bancorp and Southern California Bank on a consolidated basis. References to "SC Bancorp" are to SC Bancorp on an unconsolidated basis; and references to the "Bank" are to Southern California Bank.

SOUTHERN CALIFORNIA BANK

Southern California Bank was formed in 1981 through the merger of the Bank of Downey and the National Bank of Whittier, both founded in 1964. The Bank provides general commercial banking services to individuals and to small- to medium-sized businesses in its local service areas through its branch network, which as of December 31, 1996, consisted of 14 branches, 3 of which include corporate banking centers. The Bank concentrates on marketing to and serving the needs of individuals and businesses in southeastern Los Angeles County, and in Orange and San Diego counties.

The Bank's primary credit focus is to serve professionals and middle-market companies, including manufacturers and service providers with sales of up to $50 million. Current commercial lending activities consist primarily of medium-term commercial real estate loans secured by commercial properties, working capital loans, and accounts receivable financing. The Bank is also active in loan participation purchases and sales. Its primary focus in this area is to manage potential credit risk by borrower, industry and concentration. The Bank's consumer products are tailored to serve the financing needs of its retail customers and the executives and employees of its business clients. Consumer loans consist primarily of home equity lines of credit, personal lines of credit to high net worth individuals and vehicle loans.

The Bank accepts deposits mostly from small to medium-sized businesses and their employees, high net worth individuals, and other consumers. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. The Company became a member of the Federal Reserve System on July 1, 1996. The Company's primary regulator is now the Federal Reserve Board.

The Company completed the sale of its Signal Hill and City of Industry branches to other financial institutions and the consolidation of its Yorba Linda branch into its Tustin/La Palma office during the first quarter of 1996. The agreements to sell these branches were signed in the fourth quarter of 1995.

As part of the Company's strategic focus on growth, it acquired certain assets and assumed certain liabilities of Independence One Bank of California, F.S.B. ("IOBC"), during the second quarter of 1995. As part of the IOBC transaction, the Company acquired a full-service branch in southern Orange County and opened a full-service branch in northern San Diego County to support the expansion of its market area. During the third quarter of 1995, management implemented a restructuring plan (the "1995 Restructuring") to improve the efficiency and financial performance of the Bank. The Bank recorded approximately $1.7 million of losses and other charges in conjunction with the 1995 Restructuring.

During the second and fourth quarters of 1993, the Company acquired certain cash assets and deposits of American Commerce National Bank from the FDIC and a branch centrally located in Downey, California from Community Bank. In conjunction with these acquisitions, management initiated a consolidation of the branch network. In the third quarter of 1993, the Company recorded nonrecurring expenses of approximately $944,000 for severance expenses, lease terminations and write-offs of other assets as part of a restructuring plan (the "1993 Restructuring").

COMPETITION

The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customer's needs, the Bank may arrange for those services to be provided by its correspondents. The Bank has 14 offices located in Los Angeles, Orange and San Diego counties.

EFFECT OF GOVERNMENTAL POLICIES AND  LEGISLATION

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprises the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company. Accordingly, the earnings and growth of the SC Bancorp and the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is not only affected by general economic conditions, but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. Management of the Company cannot accurately predict the nature and impact of any future changes in monetary policies.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial services providers are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. Management of the Company cannot predict the likelihood of any major legislative changes and the impact such changes might have on SC Bancorp and the Bank. See "-Supervision and Regulation."

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

The Federal Reserve Board may require that SC Bancorp terminate an activity or terminate control of or liquidate or divest certain of its subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve

Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, SC Bancorp must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, SC Bancorp is required by the Federal Reserve Board to maintain certain levels of capital. See
"-Capital Standards."

SC Bancorp is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of SC Bancorp and another bank holding company.

SC Bancorp is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, SC Bancorp, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by SC Bancorp or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced DE NOVO and activities commenced by acquisition, in whole or in part, of a going concern. In 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act") eliminated the requirement that bank holding companies seek Federal Reserve Board approval before engaging DE NOVO in permissible nonbanking activities listed in Regulation Y, which governs bank holding companies, if the holding company and its lead depository institution are well-managed and well-capitalized and certain other criteria specified in the statute are met. For purposes of determining the capital levels at which a bank holding company shall be considered "well-capitalized" under this section of the Budget Act and Regulation Y, the Federal Reserve Board adopted as an interim rule, risk-based capital ratios (on a consolidated basis) that are, with the exception of the leverage ratio (which is lower), the same as the levels set for determining that a state member bank is well capitalized under the provisions established under the prompt corrective action provisions of federal law. See "-Prompt Corrective Action and Other Enforcement Mechanisms."

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

THE BANK

The Bank, as a California state chartered bank and member of the Federal Reserve System, is subject to primary supervision, periodic examination and regulation by the California Superintendent of Banks (the "Superintendent") and the Federal Reserve

Board. If, as a result of an examination of a bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which for a California state-chartered bank would result in a revocation of the bank's charter. The Superintendent has many of the same remedial powers.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See:-Premiums for Deposit Insurance. Because the Bank's deposits are insured by the FDIC, the Bank is also subject to certain FDIC rules and regulations.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "-Capital Standards."

RESTRICTIONS ON TRANSFERS OF FUNDS TO THE COMPANY BY THE BANK

SC Bancorp is a legal entity separate and distinct from the Bank. There are statutory and regulatory limitations on the amount of dividends which may be paid to SC Bancorp by the Bank. California law restricts the amount available for cash dividends by state chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions made to shareholders by the Bank or by any majority- owned subsidiary of the Bank during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Superintendent, make a distribution to its shareholders in an amount not exceeding the greatest of the retained earnings of the bank, net income for such bank's last fiscal year or the net income of the bank for its current year.

As a Federal Reserve Board member bank, there are separate limitations imposed under applicable Federal Reserve Board regulations with respect to the Bank's ability to pay dividends to SC Bancorp. In particular, the prior approval of the Federal Reserve Board is required if the total of all dividends declared by a Federal Reserve Board member bank in any calendar year exceeds the bank's net income (as defined) for that year combined with its retained net income (as defined) for the preceding two years, less any transfer to surplus or to a fund for the retirement of preferred stock. Such authority may be delegated to the local Federal Reserve Bank under certain circumstances.

The Federal Reserve Board and the Superintendent also have authority to prohibit the Bank from engaging in activities that, in the Federal Reserve Board's or the Superintendent's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the Bank in question and other factors, that the Federal Reserve Board or the Superintendent could assert that the payment of dividends or other payments might, under some circumstances, be considered such an unsafe or unsound practice. Further, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or SC Bancorp may pay. See "-Prompt Corrective Regulatory Action and Other Enforcement Mechanisms and Capital Standards" for a discussion of these additional restrictions on capital distributions.

At present, substantially all of SC Bancorp's revenues, including funds available for the payment of dividends and other operating expenses, is, and will continue to be, primarily dividends paid by the Bank. At December 31, 1996, the Bank had $13.1 million in retained earnings available for the payment of cash dividends.

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of SC Bancorp or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of SC Bancorp or other affiliates. Such restrictions prevent SC Bancorp and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in SC Bancorp, or to or in any other affiliate is limited to an amount not to exceed 10% of the value of the Bank's capital stock and surplus (as defined by federal regulations) and any such secured loans and investments are limited to an amount not to exceed in the aggregate, 20% of the value of the Bank's capital stock and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving SC Bancorp and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "-Prompt Corrective Regulatory Action and Other Enforcement Mechanisms."

CAPITAL STANDARDS

The Federal Reserve Board has adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of, among other things:
(i) common stockholders' equity capital (includes common stock and related surplus, and undivided profits); (ii) noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies), including any related surplus; and (iii) minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital consists of: (i) a limited amount of the allowance for possible loan and lease losses; (ii) cumulative perpetual preferred stock; (iii) perpetual preferred stock (and any related surplus); and
(iv) term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements in Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must
be 3%.   For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3%
minimum, or 4% to 5%.   In addition to these uniform risk-based capital
guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

In June 1996, the federal banking agencies adopted a joint agency policy
statement to provide guidance on managing interest rate risk.   These agencies
indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the agencies to take corrective action. Such actions will include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances. This policy statement augments the August 1995 regulations adopted by the federal banking agencies which addressed risk-based capital standards for interest rate risk.

In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses ("ALLL") which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on
other assets over the upcoming 12 months.   This amount is neither a "floor" nor
a "safe harbor" level for an institution's ALLL.

Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies issued final rules, which became effective April 1, 1995, governing banks and bank holding companies, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital.

Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, based on projected taxable income for that year or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital, total assets and regulatory capital calculations.

Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1996:

                                        December 31, 1996
                                        ----------------
                                         Actual                 Minimum
                                                                Capital
                                    Amount     Ratio          Requirement
                                    ------     -----          -----------
                                      (In thousands)
                 Leverage ratio     $44,970     9.51%            4.0%
        Tier 1 risk-based ratio     $44,970    10.68%            4.0%
         Total risk-based ratio     $49,917    11.86%            8.0%

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. In accordance with federal law, each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An insured depository institution will be classified in the following categories based, in part, on the capital measures indicated below:

     "WELL CAPITALIZED"                                     "ADEQUATELY CAPITALIZED"
     ------------------                                     ------------------------
     Total risk-based capital of 10%;                       Total risk-based capital of 8%;
     Tier 1 risk-based capital of 6%; and                   Tier 1 risk-based capital of 4%; and
     Leverage ratio of 5%.                                  Leverage ratio of 4%.

     "UNDERCAPITALIZED"                                     "SIGNIFICANTLY UNDERCAPITALIZED"
     ------------------                                     --------------------------------
     Total risk-based capital less than 8%;                 Total risk-based capital less than 6%;
     Tier 1 risk-based capital less than 4%; or             Tier 1 risk-based capital less than 3%; or
     Leverage ratio less than 4%.                           Leverage ratio less than 3%.

     "CRITICALLY UNDERCAPITALIZED"
     -----------------------------
     Tangible equity to total assets less than 2%.

An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growthrestrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after receiving notice, or is deemed to have notice, that the institution is undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan: (i) specifies: (a) the steps the institution will take to become adequately capitalized; (b) the levels of capital to be attained during each year in which the plan will be in effect; (c) how the institution will comply with the restrictions or requirements then in effect under Section 38 of the Federal Deposit Insurance Act; and (d) the types and levels of activities in which the institution will engage; (ii) is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital; and (iii) would not appreciably increase the risk (including credit risk, interest-rate risk, and other types of risk) to which the institution is exposed. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on average during each of four consecutive calendar quarters and must otherwise provide appropriate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.

An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates;
(iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions or sanctions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to: (i) force a sale of shares or obligations of the bank, or require the bank to be acquired by or combine with another institution; (ii) impose restrictions on affiliate transactions and
(iii) impose restrictions on rates paid on deposits, unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. See "-Potential Enforcement Actions."

SAFETY AND SOUNDNESS STANDARDS

Effective July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act. These standards are designed to identify potential safety-and-soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. The standards relate to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution
to correct the deficiency.    Effective October 1, 1996, the federal banking
agencies promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards.
These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the
maintenance of adequate capital and reserves.   If an institution fails to
comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

PREMIUMS FOR DEPOSIT INSURANCE

The FDIC has adopted final regulations implementing a risk-based premium system
required by federal law.   On November 14, 1995, the FDIC issued regulations
that establish a new assessment rate schedule ranging from $0.0 per $100 of deposits to $0.27 per $100 of deposits applicable to members of the Bank Insurance Fund ("BIF"). To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios using the same standards used by the FDIC for its prompt corrective action regulations. A well-capitalized institution is generally one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will generally have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will generally be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information
relevant to evaluating the risk posed by the institution.   The three
supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B) and poses a substantial probability of loss (Group C).

The BIF assessment rates are set forth below for institutions based on their risk- based assessment categorization.

                                Assessment Rates Effective January 1, 1996*

                                            Group A    Group B    Group C
                                            -------    -------    -------

               Well Capitalized                0          3         17
               Adequately Capitalized          3         10         24
               Undercapitalized               10         24         27

               *Assessment figures are expressed in terms of cents per $100 of deposits.

On September 30, 1996, Congress passed the Budget Act which capitalized the Savings Association Insurance Fund ("SAIF") through a special assessment on SAIF-insured deposits and required banks to share in part of the interest payments on the Financing Corporation ("FICO") bonds which were issued to help fund the federal government costs associated with the savings and loan crisis of the late 1980's. The special thrift SAIF assessment was set at $0.657 per $100 insured by the thrift funds as of March 31, 1995. Effective January 1, 1997, for the FICO payments, SAIF-insured deposits will be assessed at the rate of $0.0648 per $100 of domestic deposits, and BIF-insured deposits will be assessed at the rate of $0.013 per $100 of domestic deposits. Full pro rata sharing of the FICO interest payments takes effect on January 1, 2000.

The federal banking regulators are also authorized to prohibit depository institutions and their holding companies from facilitating or encouraging the shifting of deposits from SAIF to BIF for the purpose of evading thrift assessment rates. The Budget Act also prohibits the FDIC from setting premiums under the risk-based schedule above the amount needed to meet the designated reserve ratio (currently 1.25%).

INTERSTATE BANKING AND BRANCHING

On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company is not permitted to make such an acquisition if, upon consummation, it would control
(a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks or bank holding companies. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

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

The Interstate Act is likely to increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations.

Under the Interstate Act, the extent of a commercial bank's ability to branch into a new state will depend on the law of the state. In October 1995, California adopted an early "opt in" statute under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach, activities or complies with other procedural requirements.

In March 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

In connection with its assessment of CRA performance, the Federal Reserve Board assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Based on an examination conducted during the third quarter of 1996, the Bank was rated satisfactory.

POTENTIAL ENFORCEMENT ACTIONS

Commercial banking organizations, such as the Bank, and their institution-affiliated parties, which include SC Bancorp, may be subject to potential enforcement actions by the Federal Reserve Board, the FDIC and the Superintendent for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company. Neither SC Bancorp nor the Bank currently are subject to any such enforcement actions.

ACCOUNTING CHANGES

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This statement also requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair value at the date of the transfer. Furthermore, this statement requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, the statement requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Accordingly, a liability is not
considered extinguished by an in-substance defeasance.   SFAS 125 is effective
for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management does not believe that the application of this statement will have a material impact on the Company's financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based
Compensation."   This statement establishes a fair value based method of
accounting for stock-based compensation plans and encourages, but does not require, companies to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The statement does require that Companies electing not to adopt the fair value accounting method disclose the pro forma effect on net income and earnings per share if the fair value method had been applied. These pro forma disclosures are contained in NOTE 10-SHAREHOLDERS' EQUITY of the Company's consolidated financial statements, which are located in Part 11. Item 8. of this form 10-K. The accounting and disclosure requirements of this Statement are effective for the Bank's fiscal year ending December 31, 1996.

In May 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights." SFAS 122 amendes certain provisions of SFAS No. 65 "Accounting for Certain Mortgage Banking Activities" to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair value, if it is practicable to estimate those fair values. If it is not practicable to estimate those fair values, the entire cost of the acquisition should be allocated to the mortgage loans only. SFAS 122 is effective for the fiscal year covered by this annual report. Adoption of this pronouncement did not have a material impact on the Company's financial statements.

In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. After an impairment is recognized, the reduced carrying amount of the asset shall be accounted for as its new cost. SFAS No. 121 is effective for the fiscal year covered by this annual report. Adoption of this statement did not have a material impact on the Company's financial statements.

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining that foreclosure is probable. SFAS No. 114 also clarifies the existing accounting for in-substance foreclosures by stating that a collateral-dependent real estate loan would be reported as real estate owned only if the lender had taken possession of collateral.

SFAS No. 118 amended SFAS No. 114, to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that, it eliminated the provisions in SFAS No. 114 that described how a creditor should report income on an impaired loan. SFAS No. 118 did not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends the disclosure requirements in SFAS No. 114 to require information about the recorded investments in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The Company adopted SFAS No. 114 and No. 118 for the year ended December 31, 1995. Adoption of this statement has not had a material impact on the Company's financial statements.

RESULTS OF OPERATIONS

The following table summarizes key performance indicators pertaining to the Company's operating results. Certain figures for 1995 have been adjusted for the 1995 Restructuring as indicated. Average balances are computed using daily balances. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the Company's 1996 annual report to shareholders incorporated by reference into Part II. Item 7. of this Form 10-K for additional discussion of the Company's operating results.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                                                1996        1995         1994
--------------------------------------------------------------------------------
Return on average assets                          0.96%       0.19%        0.67%
 as adjusted for restructuring items (1)           -          0.41%         -
Return on average shareholders' equity            9.40%       2.14%        6.59%
 as adjusted for restructuring items (1)           -          4.62%         -
Average shareholders' equity to average
 total assets                                    10.23%       8.87%       10.15%
Net income                                    $   4,455   $     869    $   2,705
Earnings per share                            $    0.60   $    0.12    $    0.49
Total average assets                          $ 463,084   $ 457,196    $ 404,504
--------------------------------------------------------------------------------

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

 (DOLLARS IN THOUSANDS)                                 YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                                  Increase/               Increase/
                       1996      (decrease)    1995      (decrease)     1994
--------------------------------------------------------------------------------
Interest income       $  34,967       4.70%   $  33,396      26.40%    $  26,420
Interest expense         11,727      (2.40%)     12,015      91.35%        6,279
--------------------------------------------------------------------------------
Net interest income   $  23,240       8.69%   $  21,381       6.16%    $  20,141
--------------------------------------------------------------------------------
Net interest margin       5.58%                   5.30%                    5.75%
--------------------------------------------------------------------------------

Interest income and expense are affected by changes in the volume and mix of average interest-earning assets and interest-bearing deposits and other liabilities, as well as fluctuations in interest rates. The following tables set forth certain information concerning average interest-earning assets and average interest-bearing liabilities and the yields and rates thereon. The tables also set forth a summary of the changes in interest income and interest expense resulting from changes in average interest rates (rate) and changes in average asset and liability balances (volume) for the years indicated. The changes in interest income and interest expense attributable to the rate/volume variance are allocated to the rate and volume variances based upon the absolute value of each of those variances as a percentage of the sum of the absolute values of the individual rate and volume variances. Average balances are average daily balances. Nonaccrual loans are included in total average loans outstanding.



(DOLLARS IN THOUSANDS)                                                                         YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                       1996                             1995
--------------------------------------------------------------------------------------------------------------------------
                                                       Average        Income/     Yield/    Average    Income/    Yield/
                                                       balance        Expense      Rate     balance    Expense     Rate
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
     Loans, net of deferred fees (1)                  $ 321,843      $  30,145     9.37%   $ 261,631  $  25,961    9.92%
     Investment securities                               83,607          4,256     5.09%     122,498      6,298    5.14%
     Federal funds sold and other                        10,670            566     5.30%      19,463      1,137    5.84%
--------------------------------------------------------------------------------------------------------------------------
Total interest earning assets/interest income           416,121         34,967     8.40%     403,593     33,396    8.27%
--------------------------------------------------------------------------------------------------------------------------
Other assets                                             15,106                               15,291
--------------------------------------------------------------------------------------------------------------------------
     Noninterest earning assets                          46,963                               53,604
--------------------------------------------------------------------------------------------------------------------------
Total assets                                          $ 463,084                            $ 457,196
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits                                         $ 282,952      $  11,090     3.92%   $ 282,574  $  10,998    3.89%
     Other interest-bearing liabilities                   9,756            637     6.53%       8,059      1,017   12.62%
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense     292,708         11,727     4.01%     290,633     12,015    4.13%
--------------------------------------------------------------------------------------------------------------------------
     Noninterest-bearing liabilities                    122,998                              125,988
     Shareholders' equity                                47,379                               40,575
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                          $ 463,084                            $ 457,196
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME/NET INTEREST MARGIN                              $  23,240     5.58%              $  21,381    5.30%
--------------------------------------------------------------------------------------------------------------------------



(DOLLARS IN THOUSANDS)                                            YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------
                                                                       1994
--------------------------------------------------------------------------------------------
                                                       Average        Income/     Yield/
                                                       balance        Expense      Rate
--------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
     Loans, net of deferred fees (1)                       $ 203,507      $  18,970     9.32%
     Investment securities                                   139,991          7,167     5.12%
     Federal funds sold and other                              6,480            283     4.37%
--------------------------------------------------------------------------------------------
Total interest earning assets/interest income                349,978         26,420     7.55%
--------------------------------------------------------------------------------------------
Other assets                                                  18,858
--------------------------------------------------------------------------------------------
     Noninterest earning assets                               54,526
--------------------------------------------------------------------------------------------
Total assets                                               $ 404,504
--------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits                                              $ 237,105      $   5,956     2.51%
     Other interest-bearing liabilities                        5,689            323     5.68%
--------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense          242,794          6,279     2.59%
--------------------------------------------------------------------------------------------
     Noninterest-bearing liabilities                         120,666
     Shareholders' equity                                     41,043
--------------------------------------------------------------------------------------------
Total liabilities and equity                               $ 404,504
--------------------------------------------------------------------------------------------
NET INTEREST INCOME/NET INTEREST MARGIN                                   $  20,141     5.75%
--------------------------------------------------------------------------------------------

     (1) Includes loans on nonaccrual status of approximately $2.8 million, $1.4 million and $1.6 million at December 31, 1996, 1995 and 1994, respectively. Interest income foregone on loans that were on nonaccrual status was $253,000, $207,000 and $93,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest income on loans includes amortization of net loan fees of approximately $1.0 million, $790,000 and $628,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, net interest (expense) income of ($563,000), ($929,000) and $141,000 relating to the interest rate swap agreements was included in interest income from loans for the years ended December 31, 1996, 1995 and 1994, respectively.


                                                              1996 and 1995                          1995 and 1994
                                                           Increase (decrease)                    Increase (decrease)
                                                            due to change in         Net           due to change in        Net
(DOLLARS IN THOUSANDS)                                     Rate        Volume       Change        Rate        Volume      Change
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
     Loans, net of deferred fees (1)                   $  (1,521)    $  5,705     $  4,184     $  1,288     $  5,703    $  6,991
     Investment securities                                   (62)      (1,980)      (2,042)          30         (899)       (869)
     Federal funds sold and other                            (97)        (474)        (571)         123          731         854
-----------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets/interest income             (1,680)       3,251        1,571        1,441        5,535       6,976
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits                                                 77           15           92        3,738        1,304       5,042
     Other interest-bearing liabilities                     (562)         183         (380)         517          177         694
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense         (485)         197         (288)       4,255        1,481       5,736
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME/NET INTEREST MARGIN                $  (1,195)    $  3,054        1,859     $ (2,814)    $  4,054       1,240
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income increased $1.9 million to $23.2 million for the year ended December 31,1996, from $21.4 million for the year ended December 31, 1995. The increase for 1996 is primarily due to higher average loan balances, which increased by $60.2 million over 1995. The average balance of Fed funds sold decreased by $8.8 million and the average balance of investment securities decreased by $38.9 million compared to 1995. Proceeds from the sale and maturity of available-for-sale securities totaling $17.2 million during 1996 were used to fund loan growth. In addition, the Company sold approximately $27 million of available-for-sale securities during the third quarter of 1995 to fund loan growth. The average yield on total earning assets for 1996 increased by 13 basis points to 8.40% from 8.27% for 1995; however, the average yield on loans, including the effect of the interest rate swaps, decreased by 55 basis points to 9.37% from 9.92% for 1995. The decrease can be attributed to the decrease in the prime rate and other market rates, and to competitive pricing pressures on commercial and consumer loan products. The national prime rate remained at 8.25% through the end of the year following a decrease from 8.50% on January 31, 1996. The average prime rate for 1995 was 8.80%.

Net interest income increased to $21.4 million for the year ended December 31, 1995, from $20.1 million for the year ended December 31, 1994. Average loan balances for 1995 increased by $58.1 million over the prior year largely due to the purchase of loans from IOBC and the purchase of approximately $20.0 million of SBA loans. The average yield on total earning assets for 1995 increased by 72 basis points to 8.27% from 7.55% for 1994. The average yield on loans, including the effect of the interest rate swaps, increased to 9.92% for 1995 from 9.32% for 1994. The increase in the average national prime rate to 8.80% for 1995 from 7.15% for 1994 contributed to the increase in loan yields.

The Company's net interest margin increased to 5.58% for the year ended December 31, 1996 from 5.30% for the year ended December 31, 1995. The increase in the net interest margin for 1996 can be attributed to the increase in loans as a percentage of total earning assets and to a reduction in the Company's cost of funds. The Company's overall cost of funds for 1996 decreased by approximately 12 basis points from 1995 primarily due to the managed reduction in higher-rate certificate of deposit ("TCD") balances raised prior to the IOBC transaction. The average rate paid on TCD accounts decreased to 5.36% for 1996 from 5.77% for 1995. The reduction in the average rate paid on TCD accounts was partially offset by an increase of approximately 53 basis points in the average rate paid on other interest-bearing transaction and savings accounts. The increase in the rate paid on these accounts can be attributed to increased competition for deposits in the Company's market area. Other interest expense in 1995 included a $408,000 nonrecurring adjustment recorded on the Company's deferred compensation plans.

The Company's net interest margin for the year ended December 31, 1995 decreased to 5.30% from 5.75% for the year ended December 31, 1994. The increase in the average yield on loans for 1995 (discussed above) was offset by higher funding costs related to the deposit promotion program that raised funds for the IOBC transaction. The average balance of TCDs increased to $145.6 million for 1995 from $79.7 million for 1994. The average rate paid on TCDs increased to 5.77% for 1995 from 3.80% for 1994. Other interest expense for 1995 included the previously-mentioned adjustment relating to the Company's deferred compensation plans.

PROVISION FOR POSSIBLE LOAN LOSSES

The Company recorded a $470,000 recovery of the provision for possible loan losses, a $1.5 million provision and a $850,000 recovery of the provision for the years ended December 31, 1996, 1995 and 1994, respectively. The reduction in the loan loss provision for 1996 is based on management's assessment of the adequacy of the allowance for possible loan losses. This assessment includes consideration of factors specific to individual loans as well as economic conditions and historical loss experience. Net loan charge-offs for 1996 were 0.10% of total loans compared to 0.67% of total loans for 1995 and 2.28% of total loans for 1994. The $1.5 million provision recorded in 1995 included $900,000 booked in the third quarter. The Company performed an extensive review of its loan portfolio with regard to collateral adequacy during the third quarter. The provision for the quarter included $600,000 relating to two commercial real estate loans. The reduction to the provision recorded in 1994 was based on management's determination that an excess existed in the allowance for possible loan losses following the upgrade of several classified loans and a significant decrease in net loan charge-offs from 1993 levels. The allowance for possible loan losses was 1.42%, 1.81% and 2.56% of gross loans outstanding at December 31, 1996, 1995 and 1994, respectively. Additional information is provided in NOTE 4-LOANS of the Company's consolidated financial statements, which are included in Part II. Item
8. of this Form 10-K.

NONINTEREST INCOME

The following table sets forth the major components of noninterest income, net of restructuring activity, for the years indicated:


DOLLARS IN THOUSANDS                                                                               YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        1995
                                                           1996           1995       Restructure      1995 Net         1994
-------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                      $  1,406       $  1,727       $    -         $  1,727       $  1,754
Other fees and charges                                      2,769          2,542            -            2,542          2,637
Merchant bankcard income                                      523            518            -              518          1,249
Net gain (loss) on sales of investment securities              14           (620)          (620)           -               17
Net gains on sales of loans                                   -              145            -              145            215
Net gain (loss) on sales of fixed assets                      (28)           (87)          (109)            22            409
Life insurance income                                         124            510            -              510             58
Other income                                                  358            278            -              278            344
-------------------------------------------------------------------------------------------------------------------------------
                 Total noninterest income                $  5,166       $  5,013       $   (729)      $  5,742       $  6,683
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Noninterest income decreased to $5.2 million for 1996, from $5.7 million, net of restructuring activity, for 1995, and $6.7 million for 1994. A decrease in service charge income in 1996 from the prior year was largely offset by increases in other deposit-related fees. The sale of two branches and the consolidation of a third branch in early 1996 contributed to the slight decline in total deposit income. Noninterest income for 1995 included a $407,000 benefit payment on a corporate-owned life insurance policy. The 1995 Restructuring loss of $729,000 included the previously-discussed $620,000 loss on the sale of investment securities, and a $109,000 loss on the sale of fixed assets from the two branches sold. Merchant bankcard income decreased to $518,000 for 1995 from $1.2 million in 1994. The Company's largest merchant customer left during the third quarter of 1994. The reduction in merchant bankcard activity led to a corresponding decrease in merchant bankcard expense. Noninterest income in 1994 also included gains on sales of loans and sale of the Company's headquarters facility of approximately $215,000 and $414,000, respectively.

NONINTEREST EXPENSE

The following table provides a breakdown of the Company's noninterest expense by category, net of restructuring charges, for the years indicated:

(DOLLARS IN THOUSANDS)                                                                YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------
                                           1996           1995         Restructure    1995, Net         1994
                                        -----------    -----------     -----------   -----------     ----------
 Salaries and employee benefits          $  10,147      $  10,405       $    179      $  10,226       $  9,518
 Net occupancy, furniture and equipment      4,056          5,127            256          4,871          4,678
 Professional and legal fees                 1,676          1,288             86          1,202          1,476
 Other real estate owned                       439            219              -            219          1,832
 Postage and delivery                          624            586              -            586            543
 Goodwill amortization                         505            821            427            394            211
 Advertising and promotions                    472            530              -            530            426
 Merchant bankcard                             424            475              -            475          1,013
 Telecommunications                            351            481              -            481            352
 Software                                      340            395                           395            214
 Office supplies                               305            391              -            391            402
 Data processing                               291            253              -            253            235
 FDIC assessment and other insurance           273            857              -            857          1,442
 Other operating expense                     1,325          1,465              -          1,465          1,493
---------------------------------------------------------------------------------------------------------------
        Total noninterest expense        $  21,228      $  23,293       $    948      $  22,343      $  23,835
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
 Noninterest expense as a %
    of average total assets                  4.58%                                        4.89%          5.89%

The Company reported noninterest expense of $21.2 million, $22.3 million, net of restructuring charges, and $23.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. Salaries and benefits expense for 1996 decreased by approximately $258,000 from 1995. Total full-time equivalent staff ("FTE"), a staff count that includes a fractional equivalent for part-time staff, decreased to 211 at December 31, 1996 from 226 at December 31, 1995. The reduction in FTE is due to the 1995 Restructuring and selected additional staff reductions. Occupancy expense for 1996 decreased by $815,000 from the prior year, net of restructuring charges, following the 1995 Restructuring. FDIC insurance expense decreased to $53,000 in 1996 from $498,000 in 1995 and $1.0 million in 1994 due to reductions in the FDIC assessment rate. The decreases in 1996 noninterest expense from 1995 were partially offset by a $388,000 increase in professional and legal fees. The increase in professional fees includes approximately $105,000 associated with outsourcing the Company's internal audit function. The $948,000 of restructuring charges reflected in noninterest expense for 1995 included: (1) staff reductions resulting from the sale of two branches and the consolidation of a third branch - $179,000; (2) closure of an administrative facility and write off of lease obligations on branch sales - $256,000; (3) accruals for legal and professional fees relating to the branch sale transactions - $86,000; and (4) write-off of $427,000 of goodwill associated with one of the branches sold. It was originally anticipated that 20 positions would be eliminated in conjunction with the 1995 Restructuring. Eight of the staff displaced were placed in other positions with the Company. The amount of termination benefits charged against the $179,000 reserve established when the restructuring program was announced totaled $147,000. The remaining reserve of $32,000 was reversed.

Noninterest expense for 1995, net of restructuring charges, decreased to $22.3 million from $23.8 million for 1994. An increase in salary and benefits expense due to the addition of staff to service the loans and deposits purchased from IOBC, was offset by decreases in OREO, merchant bankcard (refer to the discussion of merchant bankcard income above) and FDIC insurance expense.
FTE increased to 226 at December 31, 1995 from 222 at December 31, 1994.

The Company has improved its operating efficiencies and achieved lower noninterest expense, as adjusted for the expenses and losses of the restructuring plan and the branch consolidation, on a larger average earning assets base. Noninterest expense as a percentage of average total assets decreased to 4.58% for 1996 from 4.89% for 1995 and 5.89% for 1994.

The following table sets forth the components of the Company's OREO expense for the years indicated:


(DOLLARS IN THOUSANDS)                          YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------
                                                1996      1995      1994
                                             --------- --------- ---------
     OREO income                              $  (104)  $  (95)   $   -
     OREO holding expenses                        200      316        655
     writedowns and provisions for losses         428      128      1,182
     net (gains) from sales                       (85)    (130)        (5)
--------------------------------------------------------------------------
                          OREO expense, net   $   439   $  219    $ 1,832
--------------------------------------------------------------------------
--------------------------------------------------------------------------

OREO expense increased to $439,000 for 1996 from $219,000 for 1995. The increase was due to additional valuation reserves taken on one OREO property that was sold during the fourth quarter of 1996. Five OREO properties were sold during the year, resulting in a net gain of $85,000. Two properties remained in OREO at December 31, 1996. OREO expense decreased to $219,000 for 1995 from $1.8 million for 1994. Most of the decrease is due to lower charges for writedowns of OREO properties.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and overnight investment of excess cash balances as Federal funds sold. The Company maintains balances at correspondent banks adequate to cover daily inclearings and other charges. In accordance with Federal regulations, reserve balances of $1.5 million were maintained in the form of deposits with the Federal Reserve Bank at December 31,1996.

INVESTMENT SECURITIES

The Company's securities portfolio includes U.S. Treasury securities and U.S. federal agency securities, most of which are mortgage-backed securities. As a member of the Federal Reserve Bank and the Federal Home Loan Bank, the Company is required to hold stock in those institutions. The decrease in the balance of investment securities due to sales and maturities is discussed in "NET INTEREST INCOME" above.

The Company currently classifies its entire securities portfolio as available-for-sale in order to maintain flexibility in managing the portfolio and in responding to changing business and market conditions. While the Company currently has no plans to liquidate securities in the portfolio, it has sold securities in previous years. The likelihood that securities would be sold in the future and the potential for losses to be realized remains uncertain. In the event that securities held as available-for-sale were sold at a loss, any loss would be reflected in the results of operations on an after-tax basis. However, there would be no expected impact on the Company's financial condition, given that the securities are carried at their estimated fair value, net of any unrealized loss.

The unrealized loss on securities held as available-for-sale increased to $1.5 million at December 31, 1996 from $1.3 million at year-end 1995. The unrealized loss on mortgage-backed securities increased from $910,000 to $1.2 million over the same period, despite a reduction in the amortized cost of this portfolio from $52.1 million to $43.1 million, reflecting the general increase in relevant market interest rates, which had a modest negative impact on the market value of these securities.

Additional information is provided in NOTE 1-SIGNIFICANT ACCOUNTING POLICIES and
NOTE 3-INVESTMENT SECURITIES of the Company's consolidated financial statements which are located in Part II. Item 8. of this Form 10-K.

The following table sets forth the maturity distribution of the Company's investment securities at December 31, 1996:


                                                             Maturing in
-----------------------------------------------------------------------------------------------------
                                                Over one      Over five
                                 One year     year through   years through    Over
(DOLLARS IN THOUSANDS)           or less       five years      ten years    ten years         Total
-----------------------------------------------------------------------------------------------------
 U.S. Treasury securities       $  5,002       $      -        $     -      $      79       $  5,081
 U.S. Agency securities           14,832         12,768              -              -         27,600
 Mortgage-backed securities        8,253         33,599              -              -         41,852
-----------------------------------------------------------------------------------------------------
 Total                          $ 28,087       $ 46,367        $     -      $      79       $ 74,533
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

LOANS

The Company provides a full range of credit products designed to meet the credit needs of borrowers in its market area. The Company engages in medium-term commercial real estate loans secured by commercial properties, commercial loans, term financing, SBA loans, loan participations, and consumer loans principally in the form of home equity lines of credit, vehicle loans, and personal lines of credit to high net worth individuals. The Company also offers construction loan products principally for entry level housing and owner-user commercial industrial properties.

The following table sets forth the amount of loans by type for the years indicated:

-----------------------------------------------------------------------------------------------------------------------------------
December 31,                  1996          %       1995          %        1994        %       1993         %       1992       %
-----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Commercial                  $ 160,633     46.17%  $ 147,230     46.47%   $  79,369   38.22%  $  73,220    34.47% $  88,761   34.37%
Real estate, construction       8,544      2.46%      4,416      1.39%          30    0.01%      1,991     0.94%     8,935    3.46%
Real estate, mortgage         105,123     30.22%    107,662     33.98%      83,712   40.31%     99,190    46.70%   117,280   45.41%
Consumer                       73,564     21.15%     57,533     18.16%      44,577   21.46%     38,006    17.89%    43,271   16.76%
-----------------------------------------------------------------------------------------------------------------------------------
               Gross loans    347,864    100.00%    316,841    100.00%     207,688  100.00%    212,407   100.00%   258,247  100.00%
                                         -------               -------              -------              -------            -------
                                         -------               -------              -------              -------            -------
   Deferred fee income           (689)                 (531)                  (298)               (274)               (625)
   Allowance for possible
    loan losses                (4,947)               (5,734)                (5,318)            (10,800)             (6,859)
--------------------------------------             ---------              ---------           ---------           ---------
                Loans, net  $ 342,228             $ 310,576              $ 202,072           $ 201,333           $ 250,763
--------------------------------------             ---------              ---------           ---------           ---------
--------------------------------------             ---------              ---------           ---------           ---------


No industry constitutes a concentration in the Bank's loan portfolio.


COMMERCIAL LOANS. The balance of commercial loans increased to $160.6 million, or 46.17%, of total loans at December 31, 1996 from $147.2 million, or 46.47%, of total loans at December 31, 1995. Growth in unsecured and asset-based commercial loan balances totaling $23.2 million for the year was partially offset by a $8.6 million decrease in commercial real estate loans. Most of the Company's commercial borrowers are small- to medium-sized businesses and professionals. Most of the commercial loans are short term, are reviewed or renewed annually and bear a floating rate of interest. Approximately 60% of the commercial loan portfolio is secured. Collateral for these loans consists of accounts receivable, inventories, equipment and other business assets, including real estate. At December 31, 1996, $40.6 million, or 11.67%, of total loans were secured by accounts receivable as compared to $29.5 million, or 9.31%, of loans at December 31, 1995. Commercial loans secured by real estate comprise $14.4 million, or 4.15%, of total loans at December 31, 1996, compared to $20.5 million, or 6.48%, of loans at December 31, 1995. In 1994, the Company began participating in government-insured lending programs, including SBA loans. At December 31, 1996, the Company had $20.2 million of SBA loans outstanding.

Commercial loans increased to $147.2 million, or 46.47% , of loans at December 31, 1995 from $79.4 million, or 38.22%, of loans at December 31, 1994. The $67.8 million increase in loans includes the purchase of $37.4 million of commercial loans from IOBC in the second quarter of 1995, and $29.2 million of loan purchases, principally SBA loans, during the fourth quarter of 1995.

REAL ESTATE, CONSTRUCTION LOANS. Real estate construction loans comprise $8.5 million, or 2.46%, of outstanding loans at December 31, 1996. The increase from $4.4 million, or 1.39%, of total loans at December 31, 1995 is the result of the Company's modest expansion of its construction loan activity. Construction loans were $30,000, or 0.01%, of loans at December 31, 1994. The Company's construction loan products are primarily targeted to developers of quality entry-level housing projects and to existing borrowers who are owner/users of commercial industrial property.

REAL ESTATE, MORTGAGE LOANS.  Real estate mortgage loans comprise $105.1
million, or 30.22%, of the total loan portfolio at   December 31,1996, down
slightly from $107.7 million, or 33.98%, of total loans outstanding at year end 1995. Real estate mortgage loans were $83.7 million, or 40.31%, of total loans at December 31, 1994. The increase in mortage loan balances for 1995 was primarily due to the purchase of $16.8 million of real estate loans from IOBC. Commercial real estate loans comprise the majority of the Company's mortgage loan portfolio. New real estate loans are generally made only to existing borrowers who are owner/users or to new borrowers who provide a major new banking relationship and demonstrate adequate cash flows. All new real estate borrowers must provide financial reporting that meets FDICIA standards and the loans must meet the Company's underwriting standards. The majority of the Company's real estate loans are secured by first trust deeds; and approximately 50% are to owner/users.

CONSUMER LOANS. Consumer loans increased to $73.6 million, or 21.15%, of the loan portfolio at December 31, 1996 from $57.5 million, or 18.16%, of total loans at December 31, 1995. Consumer loans were $44.6 million, or 21.46%, of total loans at December 31, 1994. The increase of $16.1 million from 1995 occurred primarily in unsecured lines of credit to high net worth borrowers.
The Company added this loan product in mid-1995 following the purchase of loans from IOBC. At December 31, 1996, the consumer loan portfolio included $27.9 million of home equity loans and home equity lines representing 8.01% of total loans; auto and RV loans totaling $20.0 million, or 5.74%, of total loans; and lines of credit totaling $18.8 million, or 5.41%, of total loans. The levels of consumer loans at period ends may fluctuate and may not necessarily be representative of average levels experienced during the respective periods due to the timing of advances and payments made on such loans by borrowers.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table sets forth the maturity distribution of the Company's loan portfolio (excluding consumer and nonaccrual loans) at December 31, 1996 based on remaining scheduled principal repayments:

                                             Maturing in
     ---------------------------------------------------------------------------
                                               Over one
                                   One year  year through    Over
                                    or less   five years  five years      Total
     ---------------------------------------------------------------------------
      (GROSS LOANS, IN THOUSANDS)

      Commercial                  $  83,589      53,652      21,993      159,234
      Real estate, construction       3,791       1,277       3,476        8,544
      Real estate, mortgage          18,996   $  62,208   $  22,471   $  103,676
      --------------------------------------------------------------------------
                      Total       $ 106,376   $ 117,138   $  47,940   $  271,454
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------

The following table sets forth information on sensitivity to changes in interest rates for the Company's loan portfolio (excluding consumer and nonaccrual loans) at December 31, 1996:

                                             Repricing in
     ---------------------------------------------------------------------------
                                               Over one
                                   One year  year through    Over
                                    or less   five years  five years      Total
     ---------------------------------------------------------------------------
      (GROSS LOANS, IN THOUSANDS)
      Fixed interest rates        $  15,639   $  46,839   $  17,158    $  79,636
      Variable interest rates       191,818         -           -        191,818
      --------------------------------------------------------------------------
                      Total       $ 207,457   $  46,839   $  17,158    $ 271,454
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------

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

Nonaccrual loans increased to $2.8 million, or 0.82%, of total loans at December 31, 1996 from $1.4 million, or 0.44%, of total loans at December 31, 1995. The increase in nonaccrual loans in 1996 is primarily due to one real estate loan. Nonaccrual loans were $1.6 million, or 0.78%, of total loans at December 31, 1994. Interest income that would have been collected on nonaccrual loans had they performed in accordance with their original terms, was approximately $253,000, $207,000, $93,000, $550,000 and $371,000 for the years ended December
31, 1996, 1995, 1994, 1993 and 1992, respectively.

The following table provides the balance of the Company's nonaccrual loans as of the dates indicated. The Company had one loan of $193,000 that was past due over 90 days and still accruing interest at December 31, 1996. The principal and interest on the loan are guaranteed by the Small Business Administration. The Company anticipates full payment of the amounts due. The Company had no loans past due 90 days or more that were still accruing interest at December 31, 1995, 1994, 1993 and 1992.

-------------------------------------------------------------------------------------------------
     December 31,                         1996        1995        1994        1993        1992
-------------------------------------------------------------------------------------------------
     (DOLLARS IN THOUSANDS)
     Nonaccrual loans (1)                $ 2,846     $ 1,385     $ 1,612     $ 7,081     $ 7,426
     Nonaccrual loans as a percentage of
         total gross loans                 0.82%       0.44%       0.78%       3.33%       2.88%
-------------------------------------------------------------------------------------------------

     (1) Includes loans with modified terms of $5.5 million, $125,000, $100,000 and $1.4 million for the years ended December 31, 1996, 1995, 1994 and 1993, respectively.

Nonaccrual loans by category are summarized below:

----------------------------------------------------------------------------------------------------------------
 December 31,                               1996            1995           1994          1993           1992
----------------------------------------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)
 Commercial                               $  1,316       $    620       $    283       $  1,269          4,000
 Real estate, construction                     -              -              -              -              231
 Real estate, mortgage                       1,447            615            930          5,789          2,956
 Consumer                                       84            150            399             23            239
----------------------------------------------------------------------------------------------------------------

              Total nonaccrual loans      $  2,846       $  1,385       $  1,612       $  7,081       $  7,426
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------


 Delinquent loans (past due 30 to 89 days) by category are summarized below:


----------------------------------------------------------------------------------------------------------------
 December 31,                              1996          1995          1994         1993         1992
----------------------------------------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)
 Commercial                               $  1,273       $    548       $    998       $    696          4,160
 Real estate, construction                     -              -              -              -              -
 Real estate, mortgage                         414            503          2,089          1,239          9,638
 Consumer                                    1,125            411            416            436            520
----------------------------------------------------------------------------------------------------------------
              Total delinquent loans      $  2,813       $  1,462       $  3,503       $  2,371       $ 14,318
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
 Percentage of total gross loans:
      Nonaccrual loans                       0.82%          0.44%          0.78%          3.33%          2.88%
      Nonaccrual and delinquent loans        1.63%          0.90%          2.46%          4.45%          8.42%

The increase in delinquent commercial loans to $1.3 million at December 31, 1996 from $548,000 at year-end 1995 is due to a limited number of purchased SBA loans. The principal and interest on SBA loans is fully guaranteed. Management does not expect to incur a loss on these loans. The increase in delinquent consumer loans to $1.1 million at December 31, 1996 from $411,000 at December 31, 1995 is primarily due to purchased real estate loans secured by second trust deeds. These loans are government insured and are serviced by a third party. The reported delinquencies can largely be attributed to the delay between the receipt of payment by the servicer and the remittance of the payment to the Company. Management does not expect to incur a loss of principal or interest on these loans.

The level of delinquent loans may fluctuate and may not necessarily be representative of levels experienced during the respective periods due to the variability of the timing of payments made on such loans by borrowers. Management cannot predict the extent to which the changes in the current economic environment may impact the Company's loan portfolio. Furthermore, the Company's primary regulators review the loan portfolio as an integral component of their regular examinations of the Company, and their assessment of specific credits may affect the level of the Company's problem assets. Accordingly, there can be no assurance that other loans will not become nonaccrual, potential problem credits or delinquent loans in the future.

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

When it is determined that additions are required, additions to the allowance are made through charges to operations and are reflected in the statements of operations as a provision for loan losses. Loans which are deemed to be uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited back to the allowance. Reference may be made to NOTE 4-LOANS of the Company's consolidated financial statements, which are located in Part II. Item
8. of this Form 10-K, for additional detail concerning activity in the allowance for possible loan losses, including loan charge-offs and recoveries.

The following table provides a summary of net charge-offs for the years indicated:

(DOLLARS IN THOUSANDS)                                          1996           1995           1994           1993           1992
----------------------------------------------------------------------------------------------------------------------------------
 Average balance of gross loans outstanding                 $  321,843     $  261,631     $  203,507     $  235,414     $  282,991
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
 Gross loan balance at December 31,                         $  347,864     $  316,841     $  207,688     $  207,688     $  212,407
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
 Allowance at January 1,                                    $    5,734     $    5,318     $   10,800     $    6,859     $    4,575
 Charge-offs:
    Commercial                                                     422            834          2,004          3,704          2,560
    Real estate                                                    279          1,227          3,453          4,488          4,146
    Consumer                                                       168            587            362            381            462
----------------------------------------------------------------------------------------------------------------------------------
              Total charge-offs                                    869          2,648          5,819          8,573          7,168

 Recoveries:
    Commercial                                                     477            587            915            607            195
    Real estate                                                     21            129            215              4              -
    Consumer                                                        54            192             57            153            185
----------------------------------------------------------------------------------------------------------------------------------
              Total recoveries                                     552            908          1,187            764            380

 Net charge-offs                                                   317          1,740          4,632          7,809          6,788
 (Recovery) provision (credited) charged to expense               (470)         1,539           (850)        11,750          9,072
 Allowance on purchased loans                                        -            617              -              -              -
----------------------------------------------------------------------------------------------------------------------------------
 Allowance at December 31,                                  $    4,947     $    5,734     $    5,318     $   10,800     $    6,859
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

                                                                1996           1995           1994           1993           1992
                                                            ----------------------------------------------------------------------
 Ratio of allowance for loan losses to loans
    outstanding at December 31,                                   1.42%          1.81%          2.56%          5.20%          3.23%

 Ratio of allowance for loan losses to
    nonaccrual loans at December 31,                            173.84%        414.01%        329.88%        152.53%         92.36%

 Ratio of net charge-offs to average loans                        0.10%          0.67%          2.28%          3.32%          2.40%

Net loan charge-offs were $317,000, or 0.10%, of average outstanding loans for 1996 a decrease from $1.7 million, or 0.67%, of average loans for 1995, and $4.6 million, or 2.28%, of average loans for 1994. Net charge-offs for 1994 include $2.8 million related to nonaccrual loans that were sold during the third quarter of that year. Net charge-offs were $7.8 million and $6.8 million for 1993 and 1992, respectively. The higher level of net charge-offs recorded by the Company in 1992, 1993 and 1994 reflect the economic downturn and declining real estate values experienced in the Company's market area during the early 1990s. The decrease in net charge-offs in 1995 and 1996 is reflective of the continued improvement in the quality of the Company's loan portfolio and of the general economic recovery in Southern California.

The following table sets forth the allocation of the allowance for possible loan losses by category as of the dates indicated:

----------------------------------------------------------------------------------------------------------------------------------
                                                      Percent of loans              Percent of loans              Percent of loans
                                                      in each category              in each category              in each category
December 31,                                    1996    to total loans        1995    to total loans        1994    to total loans
----------------------------------------------------------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)
 Commercial                                 $  1,280            46.17%    $  1,821            46.47%    $  1,406            38.22%
 Real estate, construction                        77             2.46%          43             1.39%          10             0.01%
 Real estate, mortgage                         2,483            30.22%       2,172            33.98%       2,366            40.31%
 Consumer                                        465            21.15%         660            18.16%         592            21.46%
 Unallocated                                     643                 -       1,038                 -         944                 -
----------------------------------------------------------------------------------------------------------------------------------
 Total allowance for loan losses            $  4,947           100.00%    $  5,734           100.00%    $  5,318           100.00%
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                                                      Percent of loans              Percent of loans
                                                      in each category              in each category
December 31,                                    1993    to total loans        1992    to total loans
----------------------------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)
 Commercial                                 $  2,563            34.47%    $  2,972            34.37%
 Real estate, construction                       139             0.94%         249             3.46%
 Real estate, mortgage                         4,415            46.70%       3,070            45.41%
 Consumer                                        381            17.89%         568            16.76%
 Unallocated                                   3,302                 -           -                 -
----------------------------------------------------------------------------------------------------
 Total allowance for loan losses           $  10,800              100%    $  6,859              100%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Management establishes specific reserves where necessary, according to the criteria for loans deemed to be impaired under the guidance of SFAS No. 114 and No. 118. Loans are evaluated for impairment on an individual basis with the exception of consumer loans, which are evaluated collectively. Specific reserves related to impaired loans are included in the allowance for loan losses shown above. The remainder of the allowance is general in nature and is available for the loan portfolio in its entirety. Further discussion of the Company's policies relating to impaired loans is proivded in NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Company's consolidated financial statements, which are located in Part II. Item 8. of this Form 10-K.

     OTHER REAL ESTATE OWNED

OREO primarily includes properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the real estate collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for possible loan losses as a charge-off. Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a provision for writedowns on OREO. Routine holding costs, net of any income and net gains and losses on disposal, are reported as noninterest expense. Activity in OREO for the years indicated is as follows:

                                                  1996           1995           1994
-------------------------------------------------------------------------------------
 (Dollars in thousands)
 Balance, January 1                            $  2,073       $  5,837       $  6,133
    Additions                                       699          1,923          3,585
    Sales                                        (4,215)        (5,689)        (2,699)
    Valuation and other adjustments               1,979              2         (1,182)
-------------------------------------------------------------------------------------
 Balance, December 31                          $    536       $  2,073       $  5,837
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

The OREO portfolio at December 31, 1996 consisted of 2 properties totaling $536,000. The Bank is actively marketing these properties.

DEPOSITS

The following table sets forth the distribution of average deposit balances and the average rates paid thereon for the years indicated:

For the years ended December 31,                       1996                          1995                          1994
----------------------------------------------------------------------------------------------------------------------------------
                                           Average   Average      %      Average   Average      %      Average   Average      %
                                           balance     Rate   of total   balance     Rate   of total   balance     Rate   of total
----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Demand deposits(1)                        $119,570              29.70%  $123,815              30.47%  $118,044              33.24%
NOW/MMDA                                    95,098     2.58%    23.63%    81,815     1.77%    20.13%    78,860     1.73%    22.20%
Savings                                     44,273     2.11%    11.00%    55,204     2.08%    13.58%    78,558     1.99%    22.12%
TCDs                                       143,582     5.36%    35.67%   145,555     5.77%    35.82%    79,687     3.80%    22.44%
----------------------------------------------------------------------------------------------------------------------------------
     Total average deposits               $402,522             100.00%  $406,389             100.00%  $355,149             100.00%
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

(1) The Company purchased approximately $19.8 million of noninterest bearing demand deposits from IOBC in the second quarter of 1995. Following the purchase, IOBC demand deposits decreased $7.4 million, primarily due to a reduction in balances maintained by a large commercial customer. Most of the IOBC customer base has been retained. Demand deposits, net of the effects of the IOBC purchase, have remained flat since 1994.

Average demand deposits decreased to $119.6 million, or 29.70%, of total deposits for 1996 from $123.8 million, or 30.47%, of total deposits for 1995. Factors contributing to the decrease in demand balances for 1996 include the reduction of three branches from the prior year, and to growth in a cash management product offered to commercial customers that provides for the overnight investment of funds. Average demand deposits were $118.0 million, or 33.24%, of total deposits for 1994.

Average NOW/MMDA accounts increased to $95.1 million, or 23.63%, of total deposits for 1996 from $81.8 million, or 20.13%, of total deposits for 1995.
The increase can be attributed to targeted product promotions. Average NOW/MMDA accounts for 1994 were $78.9 million, or 22.20%, of total deposits. The Company acquired $12.2 million of NOW/MMDA accounts from IOBC on April 30, 1995.

Average TCD balances were $143.6 million, or 35.67%, of total deposits for 1996 and $145.6million, or 35.82% , of total deposits for 1995. Average TCD balances were $79.7, or 22.44%, of total deposit for 1994. The increase in TCD balances for 1995 can be attributed to a promotional TCD program that was run during the first quarter of 1995 to obtain funding for the IOBC transaction. The program proved to be highly successful, procuring in excess of $70 million in 7 to 12 month TCDs. The Company retained 65%-75% of these balances as they matured at average rates significantly lower than the rates offered through the initial promotional program.

The following table sets forth the maturities of the Company's time certificates of deposit outstanding at the dates indicated:

December 31, 1996                                                           Maturing in
----------------------------------------------------------------------------------------------------------------------------------
                                                                   Over three            Over six
                                             Three months      months through      months through              Over
                                                  or less          six months       twelve months     twelve months          Total
----------------------------------------------------------------------------------------------------------------------------------
    (DOLLARS IN THOUSANDS)
    Under $100,000                              $  31,750           $  20,563           $  19,700         $   9,565     $   81,577
    $100,000 and over                              41,016               9,170              11,097             2,373         63,656
----------------------------------------------------------------------------------------------------------------------------------
Total time certificates of deposit              $  72,766           $  29,733           $  30,797         $  11,938     $  145,233
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


OTHER BORROWED FUNDS

Other borrowed funds consist of overnight Federal funds purchased, Treasury tax and loan notes ("TT&L"), obligations under securities repurchase agreements, the principal portions of capitalized lease obligations, obligations to senior lienholders for certain OREO properties, and deferred compensation liabilities. The balance of other borrowed funds was $8.1 million, $6.4 million and $13.8 million at December 31, 1996, 1995 and 1994, respectively. Additional discussion of the Company's borrowing arrangements is located in "Management's Discussion and Analysis of Financial Condition and Results of
Operations" from the Company's annual report to shareholders incorporated by reference into Part II. Item 7. of this Form 10-K, and in NOTE 8-BORROWED FUNDS AND OTHER INTEREST-BEARING LIABILITIES of the Company's consolidated financial statements located in Part II. Item 8. of this Form 10-K.

ASSET/LIABILITY MANAGEMENT

The objective of asset/liability management is to manage and control the Company's exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The Company seeks to achieve this objective by matching its interest rate-sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. Generally, if rate-sensitive assets exceed rate sensitive liabilities, the net interest income will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment. When rate-sensitive liabilities exceed rate-sensitive assets, the net interest income will generally be positively impacted during a declining rate environment and negatively impacted during a rising rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap between rate-sensitive assets and rate-sensitive liabilities can only be used as a general indicator of interest rate sensitivity.

The following gap repricing table sets forth information concerning the Company's rate-sensitive assets and rate-sensitive liabilities, including the off-balance sheet amounts for interest rate swaps, as of December 31, 1996. Such assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following gap table.
For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market interest rates. Also, loan prepayments and changes in the mix or level of deposits could cause the interest sensitivities to vary from those which appear in the table.

                                                          Three months      One year
                                           Three months      through         through          Over
                                              or less    twelve months     five years     five years          Total
-------------------------------------------------------------------------------------------------------------------
 (Dollars in thousands)
 INTEREST-EARNING ASSETS
    Federal funds sold                       $    3,800     $        -     $        -     $        -     $    3,800
    Investment securities                             -         19,834         48,608          8,148         76,590
    Loans (1)                                   230,190         23,160         64,327         27,341        345,018
    Interest rate swaps                          25,000                        50,000                        75,000
-------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets         $  258,990     $   42,994     $  162,935     $   35,489     $  500,408
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
 INTEREST-BEARING LIABILITIES
    Interest-bearing demand and
      savings deposits                       $        -     $   25,954     $  100,933     $   17,303     $  144,190
    Time certificates of deposit                 72,837         60,475         11,921              -        145,233
    Other borrowings and interest-
      bearing liabilities                         6,940          1,156                             -          8,096
    Interest rate swaps                          75,000                                                      75,000
-------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities    $  154,777     $   87,585     $  112,854     $   17,303     $  372,519
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
 Interest rate sensitivity gap               $  104,213     $  (44,591)    $   50,081     $   18,186
 Cumulative interest rate sensitivity gap       104,213         59,622        109,703        127,889
 Cumulative interest rate sensitivity gap
    as a percentage of total interest-
    earning assets                                20.83%         11.91%         21.92%         25.56%

-----------------------------------
     (1)  Loans exclude nonaccrual loans of $2,846.

At December 31,1996, the Company's rate-sensitive balance sheet was shown to be in a positive gap position on a cumulative basis for all time periods reported. The cumulative gap between assets and liabilities that reprice within 12 months was $59.6 million, or 11.91%, of rate-sensitive assets. The cumulative positive gap for all time periods is $127.9 million, or 25.56%, of rate-sensitve assets. The table above implies that the Company is moderately asset-sensitive and that its earnings would increase if interest rates rise. Repricing of the Company's interest-bearing demand and savings deposits generally lags repricing on the Company's variable rate loan portfolio. These core deposits tend to be fairly stable over time and exhibit a low sensitivity to changes in interest rates. In preparing the gap table, management distributes core deposit balances across the maturity ranges in accordance with regulatory guidelines in order to incorporate these characteristics of its core deposits.

In addition to utilizing the repricing gap table above in managing its interest rate risk, the company performs a quarterly income simulation analysis. This simulation analysis provides a dynamic evaluation of the Company's balance sheet and income statement under varying yield curve scenarios, providing an estimate of both the dollar amount and percentage change in net interest income under various changes in interest rates. Based on the income simulation analysis conducted as of December 31, 1996, the Company remains moderately asset-sensitive. Thus, a rising rate environment would tend to lead to an increase in net interest income, while a falling rate environment would tend to lead to a decrease in net interest income.

In order to stabilize the Company's net interest income with respect to changing rates, the Company entered into a $50 million 5-year interest rate swap agreement in September 1993 ("Swap #1") and a $25 million 3-year interest rate swap agreement in January

1994 ("Swap #2"). The terms of these swap agreements require the Company to pay a floating rate of interest tied to three-month LIBOR, and to receive fixed rates of interest of 4.87% and 5.04% for Swap #1 and Swap #2, respectively. The Company's combined break-even point on both swap agreements is approximately 4.92%. Since the fourth quarter of 1994, the three-month LIBOR has exceeded the Company's break-even point, so that interest expense on the swap agreements has exceeded interest income. Net interest income (expense)on the swaps for the years ended December 31, 1996, 1995 and 1994 was ($563,000),($929,000) and $141,000.

EMPLOYEES

The Company had 211 full-time equivalent employees at December 31, 1996. Full-time equivalent employees include full-time employees plus part-time employees expressed as a fractional equivalent of full-time employees based on the number of hours worked. For example, a part-time employee who works 20 hours a week would equal 0.5 full-time equivalent staff. Management believes that its relations with its employees are satisfactory.

ITEM 2  PROPERTIES

The Company owns the following properties:

     The Bellflower branch office, located at 17046 Bellflower Boulevard, Bellflower, California. This 2,924 square foot facility houses the Bank's Bellflower branch.

     The Brea branch office, located at 275 West Central Avenue, Brea, California. This 5,300 square foot facility houses the Bank's Brea branch.

     The Downey Main branch office, located at 10990 Downey Avenue, Downey, California. This 8,795 square foot facility houses the Bank's Downey branch and its Los Angeles County Corporate Banking Center.

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

     The Company leases 4,000 square feet for its Catalina branch office, located at 303 Crescent Avenue, Avalon, California, on Santa Catalina Island.

     The Company leases 6,980 square feet for its Huntington Beach branch office, located at 9042 Garfield Avenue, Huntington Beach, California.

     The Company leases 411 square feet for its La Habra branch office, located at the Vons Supermarket, 2101 West Imperial Highway, La Habra, California.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to routine litigation involving various aspects of its business. As of the date of this Form 10-K, it is management's opinion after consulting with legal counsel that none of the pending litigation will have a material adverse impact on the consolidated financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of 1996.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol, "SCK". The following table sets forth the high and low closing sale prices on a per share basis for the Common Stock as reported by the AMEX for the periods indicated: The Company had approximately 531 shareholders of record of its common stock as of March 14, 1997.

(SHARE PRICES IN DOLLARS)                                        High            Low
-------------------------------------------------------------------------------------
     1995 First quarter                                       $  5 1/4      $  4 5/16
          Second quarter                                         5 1/4          4 5/8
          Third quarter                                          6 5/8          4 3/4
          Fourth quarter                                         6 1/8         5 7/16

     1996 First quarter                                          6 3/4         6 1/16
          Second quarter                                         7 1/8          6 3/8
          Third quarter                                              7         6 3/16
          Fourth quarter                                         9 7/8              7

     1997 First quarter (through March 14, 1997)                11 3/4          9 3/8


On March 14, 1997 the last reported sales price per share for the Company's stock was $10.75.

ITEM 6. SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------------------
As of or for the year ended December 31,                         1996           1995           1994           1993           1992
----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
    Interest income                                         $   34,967     $   33,396     $   26,420     $   29,732     $   35,915
    Interest expense                                            11,727         12,015          6,279          9,619         13,665
----------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                         23,240         21,381         20,141         20,113         22,250
    Provision for loan losses                                     (470)         1,539           (850)        11,750          9,072
----------------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses         23,710         19,842         20,991          8,363         13,178
----------------------------------------------------------------------------------------------------------------------------------
    Net gains (losses) on sales of securities                       14           (620)            17          7,074          2,395
    Noninterest income                                           5,152          5,633          6,666          6,869          5,728
    Noninterest expense                                         21,228         23,293         23,835         26,024         23,835
----------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes                            7,648          1,562          3,839         (3,718)        (2,534)
    Provision for income taxes (benefits)                        3,193            693          1,134         (1,026)        (1,131)
----------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before cumulative effect of a change
      in accounting principle                                    4,455            869          2,705         (2,692)        (1,403)
----------------------------------------------------------------------------------------------------------------------------------
    Cumulative effect of change in accounting principle              -              -              -            (41)             0
----------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                       $    4,455     $      869     $    2,705     $   (2,733)    $   (1,403)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE AND STOCK DATA:
    Net income (loss)                                       $     0.60     $     0.12     $     0.49     $    (0.79)    $    (0.40)
    Cash dividends declared                                 $        -     $        -     $        -     $        -     $        -
    Book value (1)                                          $     6.67     $     6.09     $     5.60     $     8.21     $     8.99
    Weighted average shares outstanding (2)                  7,476,464      7,468,760      5,507,000      3,468,505      3,468,505

BALANCE SHEET DATA (YEAR END BALANCES):
    Investment securities                                   $   76,590     $   94,030     $  131,881     $  149,543     $  164,546
    Loans, net                                                 342,228        310,576        202,072        201,333        250,763
    Total assets                                               476,013        461,779        398,555        407,889        464,229

    Total deposits                                             415,326        406,811        339,939        368,388        402,892
    Shareholders' equity                                        49,919         45,512         41,844         28,462         31,195

ASSET QUALITY:
    Nonaccrual loans                                        $    2,846     $    1,385     $    1,612     $    7,081     $    7,426
    OREO                                                           536          2,073          5,837          6,133          6,318

ASSET QUALITY RATIOS:
    Net charge-offs to average gross loans                        0.10%          0.67%          2.28%          3.32%          2.40%
    Nonaccrual loans to year-end gross loans                      0.82%          0.44%          0.78%          3.33%          2.88%
    Nonperforming assets to year-end assets (3)                   0.71%          0.75%          1.87%          3.24%          2.96%
    Allowance for possible loan losses to year-end
      gross loans                                                 1.42%          1.81%          2.56%          5.08%          2.66%
    Allowance for possible loan losses to
      nonaccrual loans                                          173.84%        414.01%        329.88%        152.53%         92.36%

SELECTED PERFORMANCE RATIOS:
    Return on average assets                                      0.96%          0.19%          0.67%         (0.59%)        (0.30%)
    Return on average shareholders' equity                        9.40%          2.14%          6.59%         (8.90%)        (4.42%)
    Average shareholders' equity to average assets               10.23%          8.87%         10.15%          6.61%          6.73%
    Dividend payout ratio                                         0.00%          0.00%          0.00%          0.00%          0.00%
    Noninterest expense to average assets                         4.58%          5.09%          5.90%          5.61%          5.03%
    Net interest margin (4)                                       5.58%          5.30%          5.75%          4.82%          5.27%

COMPANY CAPITAL RATIOS:
    Leverage                                                      9.97%          9.08%         10.74%          6.09%          6.30%
    Tier 1 risk-based capital                                    11.20%         10.75%         15.72%          8.89%          9.10%
    Total capital                                                12.37%         12.01%         16.98%         10.18%         10.60%

BANK CAPITAL RATIOS:
    Leverage                                                      9.51%          8.59%          8.86%          6.09%          6.30%
    Tier 1 risk-based capital                                    10.68%         10.14%         12.96%          8.89%          9.10%
    Total capital                                                11.86%         11.39%         14.22%         10.18%         10.60%

-----------------------------------
(1) Book value per share data is based on the number of shares outstanding at year end.

(2) Excludes the effect of stock options as common stock equivalents as such effect was antidilutive for the years presented.

(3) Includes nonaccrual loans and other real estate acquired by the Bank through foreclosure.

(4) Computed on a tax-equivalent basis for 1992. The Company had no investments in tax-exempt municipal securities for 1996, 1995, 1994 and 1993.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION

Incorporated by reference to pages 7-11 of the Company's 1996 annual report to shareholders which pages are filed as Exhibit 13.1 to this Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are listed in Item 14(a) and are submitted at the end of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers is incorporated by reference from the sections entitled "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement which will be filed within 120 days after the Company's fiscal year ended December 31, 1996 (the "1997 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning management remuneration and transactions is incorporated by reference from the sections entitled "Executive Compensation", "Information About the Board of Directors and Committees of the Board", and "Compensation Committee Interlocks and Insider Participation" of the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" of the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Information concerning certain relationships and related party transactions is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" of the 1997 Proxy Statement.

PART IV.
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of the Company and subsidiary are filed as part of this Annual Report.

Consolidated Balance Sheets as of December 31, 1996 and 1995

Consolidated Statements of Operations for the years ended
December 31, 1996, 1995, and 1994

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995, and 1994

Notes to Consolidated Financial Statements

SC Bancorp (parent only) financial statements - Note 13

(a)(2) All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or notes thereto.
(a)(3)    Exhibits
3(i).1    SC Bancorp Articles of Incorporation (f)
3(i).2 Certificate of Amendment to SC Bancorp Articles of Incorporation dated May 9, 1995(g)
3(ii).1   Amended and Restated Bylaws of SC Bancorp
4.1       Specimen Common Stock Certificate(a)
4.2       SC Bancorp 1989 Stock Option Plan(d)
4.3.1     Amended and restated Southern California Bank Employee Retirement
          Plan(c)
4.3.2 First amendment to the amended and restated Southern California Bank Employee Retirement Plan(g)
4.3.3 Second amendment to the amended and restated Southern California Bank Employee Retirement Plan(g)
4.3.4 Third amendment to the amended and restated Southern California Bank Employee Retirement Plan(g)
4.3.5 Fourth amendment to the amended and restated Southern California Bank Employee Retirement Plan(g)
4.4       SC Bancorp Executive Deferral Plan (IV)(d)
4.5       Southern California Bank Executive Incentive Compensation Plans for
          1994(a)
4.6       Southern California Bank Executive Incentive Compensation Plans for
          1995(g)
4.7       Southern California Bank Executive Incentive Compensation Plans for
          1996
10.1 Sublease between SC Bancorp and Denny's, dated December 24, 1992, for office space in La Mirada, California(b)
10.2 Lease between Southern California Bank and Robert Stein, dated September 1, 1981, amended June 19, 1990, for office space in Avalon, California(c)
10.3 Assignment of lease between Southern California Bank and Garfield Bank, dated December 27, 1985, amended January 1, 1987, for office space in Huntington Beach, California(a)
10.4 Lease between Southern California Bank and Tustin-La Palma Business Center, dated July 8, 1993 for office space in Anaheim, California(a)
10.5 License Agreement between Southern California Bank and The Vons Companies, Inc., dated December 18, 1992 for supermarket space in Anaheim Hills, California(a)
10.6 First amendment to license agreement between Southern California Bank and The Vons Companies, Inc., dated
          December 18, 1992 for supermarket space in Anaheim Hills,
          California(h)
10.7 Consent to assignment of sublease and sublease between Southern California Bank, Bank of America, NTSA, and The Taj dated May 12, 1995 for office space in Laguna Hills, California(g)
10.8 Sublease between Southern California Bank and Citicorp Savings, dated November 30, 1995 for office space in La Jolla, California(g)
10.9 Lease between Southern California Bank and Regents Park Financial Centre, Ltd., dated October 25, 1995 for office space in La Jolla, California(g)
10.10 Forward lease between Southern California Bank and Regents Park Financial Centre, Ltd., dated October 25, 1995 for office space in La Jolla, California(g)
10.11 License Agreement between Southern California Bank and The Vons Companies, Inc., dated February 22, 1996 for supermarket space in La Habra, California(h)
10.12 Employment Agreement between SC Bancorp and Southern California Bank and Larry D. Hartwig, dated January 1, 1997
10.13 Employment Agreement between SC Bancorp and Southern California Bank and David A. McCoy, dated February 25, 1992
10.14 Amended and Restated Employment Security Agreement between SC Bancorp and Southern California Bank and David A. McCoy, dated January 1, 1997
10.15 Amended and Restated Employment Security Agreement between SC Bancorp and Southern California Bank and Bruce W. Roat, dated January 1, 1997

10.16 Amended and Restated Employment Security Agreement between SC Bancorp and Southern California Bank and Ann E. McPartlin, dated January 1, 1997
10.17 Amended and Restated Employment Security Agreement between SC Bancorp and Southern California Bank and M. V. Cummings, dated January 1, 1997
10.18 Form of Indemnification Agreement entered into with each Executive Officer and Director of SC Bancorp(a)
10.19 Form of Indemnification Agreement entered into with each Executive Officer and Director of Southern California Bank(a)
13.1      Pages 7-11 of the Company's 1996 annual report to shareholders
21.0      Subsidiaries of the Registrant(e)
23.1 Consent of the Company's independent auditor (Deloitte & Touche, LLP) to the incorporation by reference in the Registration Statement of SC Bancorp on Form S-8 (No. 33-38666) of their report dated January 24, 1997 appearing in the Annual Report on Form 10-K of SC Bancorp for the year ended December 31, 1996.
27.1      Financial Data Schedule

(b) The Company filed the following reports on Form 8-K during the fourth quarter of 1996:
          None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  (a) This exhibit is contained in SC Bancorp's Registration Statement on Form S-2, filed with the Commission on March 9, 1994, (Commission File No. 33-76274), and incorporated herein by reference.
  (b) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1992, filed with the Commission on March 30, 1993, (Commission File No. 0-11046) and incorporated herein by reference.
  (c) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1991, filed with the Commission on March 30, 1992, (Commission File No. 0-11046) and incorporated herein by reference.
  (d) This exhibit is contained in SC Bancorp's Proxy Statement, filed with the Commission on on March 23, 1990, (Commission File No. 0-11046) and incorporated herein by reference.
  (e) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1994, filed with the Commission on March 30, 1995, (Commission File No. 0-11046) and incorporated herein by reference.
  (f) This exhibit is contained in SC Bancorp's Quarterly Report on Form 10-Q for the period ended March 31, 1995, filed with the Commission on May 15, 1995, (Commission File No. 0-11046) and incorporated herein by reference.
  (g) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1995, filed with the Commission on March 29, 1996, (Commission File No. 0-11046) and incorporated herein by reference.
  (h) This exhibit is contained in SC Bancorp's Quarterly Report on Form 10-Q for the period ended September 30, 1996, filed with the Commission on November 14, 1996, (Commission File No. 0-11046) and incorporated herein by reference.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SC BANCORP



                         By:  /s/ Larry D. Hartwig
                              ----------------------------------------
                              Larry D. Hartwig
                              Chief Executive Officer and President

                              Date: March 27, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                TITLE                        DATE
---------                                -----                        ----

/s/ Larry D. Hartwig
------------------------------     Chief Executive Officer,      March 27, 1997
Larry D. Hartwig                   President and Director
                                   (Principal Executive Officer)


/s/ Bruce Roat
------------------------------     Executive Vice President,     March 27, 1997
Bruce Roat                         Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)


/s/ H. A. Beisswenger
------------------------------     Chairman of the Board         March 27, 1997
H. A. Beisswenger


/s/ N. Keith Abbott
------------------------------     Director                      March 27, 1997
N. Keith Abbott


/s/ Robert C. Ball
------------------------------     Director                      March 27, 1997
Robert C. Ball

/s/ James E. Cunningham
------------------------------     Director                      March, 27, 1997
James E. Cunningham


/s/ William C. Greenbeck
------------------------------     Director                      March 27, 1997
William C. Greenbeck


/s/ Irving J. Pinsky
------------------------------     Director                      March 27, 1997
Irving J. Pinsky


/s/ Peer A. Swan
------------------------------     Director                      March 27, 1997
Peer A. Swan


/s/ Donald E. Wood
------------------------------     Director                      March 27, 1997
Donald E. Wood

                                  Exhibit Index
--------------------------------------------------------------------------------

Exhibit                            Description                              Page
   No.                                                                       No.
--------------------------------------------------------------------------------

3(i).1    SC Bancorp Articles of Incorporation (f)
3(i).2 Certificate of Amendment to SC Bancorp Articles of Incorporation dated May 9, 1995(g)
3(ii).1   Amended and Restated Bylaws of SC Bancorp
4.1       Specimen Common Stock Certificate(a)
4.2SC     Bancorp 1989 Stock Option Plan(d)
4.3.1     Amended and restated Southern California Bank Employee Retirement
          Plan(c)
4.3.2 First amendment to the amended and restated Southern California Bank Employee Retirement Plan(g)
4.3.3 Second amendment to the amended and restated Southern California Bank Employee Retirement Plan(g)
4.3.4 Third amendment to the amended and restated Southern California Bank Employee Retirement Plan(g)
4.3.5 Fourth amendment to the amended and restated Southern California Bank Employee Retirement Plan(g)
4.4       Bancorp Executive Deferral Plan (IV)(d)
4.5       Southern California Bank Executive Incentive Compensation Plans for
          1994(a)
4.6       Southern California Bank Executive Incentive Compensation Plans for
          1995(g)
4.7       Southern California Bank Executive Incentive Compensation Plans for
          1996
10.1 Sublease between SC Bancorp and Denny's, dated December 24, 1992, for office space in La Mirada, California(b)
10.2 Lease between Southern California Bank and Robert Stein, dated September 1, 1981, amended June 19, 1990, for office space in Avalon, California(c)
10.3 Assignment of lease between Southern California Bank and Garfield Bank, dated December 27, 1985, amended January 1, 1987, for office space in Huntington Beach, California(a)
10.4 Lease between Southern California Bank and Tustin-La Palma Business Center, dated July 8, 1993 for office space in Anaheim, California(a)
10.5 License Agreement between Southern California Bank and The Vons Companies, Inc., dated December 18, 1992 for supermarket space in Anaheim Hills, California(a)
10.6 First amendment to license agreement between Southern California Bank and The Vons Companies, Inc., dated December 18, 1992 for supermarket space in Anaheim Hills, California(h)
10.7 Consent to assignment of sublease and sublease between Southern California Bank, Bank of America, NTSA, and The Taj dated May 12, 1995 for office space in Laguna Hills, California(g)
10.8 Sublease between Southern California Bank and Citicorp Savings, dated November 30, 1995 for office space in La Jolla, California(g)
10.9 Lease between Southern California Bank and Regents Park Financial Centre, Ltd., dated October 25, 1995 for office space in La Jolla, California(g)
10.10 Forward lease between Southern California Bank and Regents Park Financial Centre, Ltd., dated October 25, 1995 for office space in La Jolla, California(g)
10.11 License Agreement between Southern California Bank and The Vons Companies, Inc., dated February 22, 1996 for supermarket space in La Habra, California(h)
10.12 Employment Agreement between SC Bancorp and Southern California Bank and Larry D. Hartwig, dated January 1, 1997
10.13 Employment Agreement between SC Bancorp and Southern California Bank and David A. McCoy, dated February 25, 1992
10.14 Amended and Restated Employment Security Agreement between SC Bancorp and Southern California Bank and David A. McCoy, dated January 1, 1997
10.15 Amended and Restated Employment Security Agreement between SC Bancorp and Southern California Bank and Bruce W. Roat, dated January 1, 1997
10.16 Amended and Restated Employment Security Agreement between SC Bancorp and Southern California Bank and Ann E. McPartlin, dated January 1, 1997
10.17 Amended and Restated Employment Security Agreement between SC Bancorp and Southern California Bank and M. V. Cummings, dated January 1, 1997

10.18 Form of Indemnification Agreement entered into with each Executive Officer and Director of SC Bancorp(a)
10.19 Form of Indemnification Agreement entered into with each Executive Officer and Director of Southern California Bank(a)
13.1      Pages 7-11 of the Company's 1996 annual report to shareholders
21.0      Subsidiaries of the Registrant(e)
23.1 Consent of the Company's independent auditor (Deloitte & Touche, LLP) to the incorporation by reference in the Registration Statement of SC Bancorp on Form S-8 (No. 33-38666) of their report dated January 24, 1997 appearing in the Annual Report on Form 10-K of SC Bancorp for the year ended December 31, 1996.
27.1      Financial Data Schedule

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  (a) This exhibit is contained in SC Bancorp's Registration Statement on Form S-2, filed with the Commission on March 9, 1994, (Commission File No. 33-76274), and incorporated herein by reference.
  (b) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1992, filed with the Commission on March 30, 1993, (Commission File No. 0-11046) and incorporated herein by reference.
  (c) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1991, filed with the Commission on March 30, 1992, (Commission File No. 0-11046) and incorporated herein by reference.
  (d) This exhibit is contained in SC Bancorp's Proxy Statement, filed with the Commission on on March 23, 1990, (Commission File No. 0-11046) and incorporated herein by reference.
  (e) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1994, filed with the Commission on March 30, 1995, (Commission File No. 0-11046) and incorporated herein by reference.
  (f) This exhibit is contained in SC Bancorp's Quarterly Report on Form 10-Q for the period ended March 31, 1995, filed with the Commission on May 15, 1995, (Commission File No. 0-11046) and incorporated herein by reference.
  (g) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1995, filed with the Commission on March 29, 1996, (Commission File No. 0-11046) and incorporated herein by reference.
  (h) This exhibit is contained in SC Bancorp's Quarterly Report on Form 10-Q for the period ended September 30, 1996, filed with the Commission on November 14, 1996, (Commission File No. 0-11046) and incorporated herein by reference.