Form 10-K/A
period 1996-12-31
SC BANCORP
filed 1997-05-09
CIK 351617

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-K/A

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

                                             Maturing in
     ---------------------------------------------------------------------------
                                               Over one
                                   One year  year through    Over
                                    or less   five years  five years      Total
     ---------------------------------------------------------------------------
      (GROSS LOANS, IN THOUSANDS)

      Commercial                  $  83,589   $  53,652   $  21,993   $  159,234
      Real estate, construction       3,791       1,277       3,476        8,544
      Real estate, mortgage          18,996      62,208      22,471      103,676
      --------------------------------------------------------------------------
                      Total       $ 106,376   $ 117,138   $  47,940   $  271,454
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

Nonaccrual loans by category are summarized below:

----------------------------------------------------------------------------------------------------------------
 December 31,                               1996            1995           1994          1993           1992
----------------------------------------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)
 Commercial                               $  1,316       $    620       $    283       $  1,269       $  4,000
 Real estate, construction                     -              -              -              -              231
 Real estate, mortgage                       1,447            615            930          5,789          2,956
 Consumer                                       84            150            399             23            239
----------------------------------------------------------------------------------------------------------------

              Total nonaccrual loans      $  2,846       $  1,385       $  1,612       $  7,081       $  7,426
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------


 Delinquent loans (past due 30 to 89 days) by category are summarized below:


----------------------------------------------------------------------------------------------------------------
 December 31,                              1996          1995          1994         1993         1992
----------------------------------------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)
 Commercial                               $  1,273       $    548       $    998       $    696       $  4,160
 Real estate, construction                     -              -              -              -              -
 Real estate, mortgage                         414            503          2,089          1,239          9,638
 Consumer                                    1,125            411            416            436            520
----------------------------------------------------------------------------------------------------------------
              Total delinquent loans      $  2,813       $  1,462       $  3,503       $  2,371       $ 14,318
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
 Percentage of total gross loans:
      Nonaccrual loans                       0.82%          0.44%          0.78%          3.33%          2.88%
      Nonaccrual and delinquent loans        1.63%          0.90%          2.46%          4.45%          8.42%

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

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of SC Bancorp and its subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SC Bancorp and its subsidiary at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Los Angeles, California
January 24, 1997


Deloitte & Touche, LLP

CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 1996 AND 1995
(DOLLARS IN THOUSANDS)

                                                                              1996                1995
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (Note 2)                                          $   29,968          $   29,088
Federal funds sold                                                             3,800                 -
---------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                 33,768              29,088
---------------------------------------------------------------------------------------------------------

Securities available-for-sale, at fair value (Note 3)                         74,533              92,825
Investment in Federal Home Loan Bank stock, at cost                            1,450               1,205
Investment in Federal Reserve Bank stock, at cost                                607                 -

Loans (Notes 4 and 16)                                                       347,864             316,841
    Less:  Deferred fee income                                                  (689)               (531)
           Allowance for possible loan losses                                 (4,947)             (5,734)
---------------------------------------------------------------------------------------------------------
    Loans, net                                                               342,228             310,576
---------------------------------------------------------------------------------------------------------
Premises and equipment, net (Note 5)                                           7,740               9,734
Other real estate owned, net  (Note 6)                                           536               2,073
Accrued interest receivable                                                    3,931               4,297
Other assets                                                                  11,220              11,981
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $  476,013          $  461,779
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits: (Note 7)
    Interest-bearing                                                      $  289,423          $  276,433
    Noninterest-bearing                                                      125,903             130,378
---------------------------------------------------------------------------------------------------------
          Total deposits                                                     415,326             406,811
---------------------------------------------------------------------------------------------------------
Borrowed funds and other interest-bearing liabilities  (Note 8)                8,096               6,407
Accrued interest payable and other liabilities                                 2,672               3,049
---------------------------------------------------------------------------------------------------------
Total Liabilities                                                            426,094             416,267
---------------------------------------------------------------------------------------------------------

Commitments and contingencies  (Note 11)                                           -                 -

SHAREHOLDERS' EQUITY  (NOTES 10 AND 15)
Preferred stock, no par or stated value:  10,000,000
    shares authorized; no shares issued or outstanding                             -                 -
Common stock, no par or stated value:  20,000,000 shares
    authorized; 7,486,375 shares issued and outstanding at
    December 31, 1996, and 7,471,505 shares issued and
    outstanding at December 31, 1995                                          37,738              37,658
Retained earnings                                                             13,055               8,600
Unrealized loss on available-for-sale securities, net of taxes                  (874)               (746)
---------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                49,919              45,512
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  476,013          $  461,779
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   1996           1995           1994
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                                     $   30,145     $   25,960     $   18,971
Interest on investment securities                                                   4,256          6,299          7,166
Interest on Federal funds sold                                                        566          1,137            283
------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                          34,967         33,396         26,420
------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
    Interest-bearing demand                                                         2,457          1,451          1,363
    Savings                                                                           932          1,150          1,564
    Time certificates of deposit                                                    7,701          8,397          3,029
------------------------------------------------------------------------------------------------------------------------
    Total interest on deposits                                                     11,090         10,998          5,956
------------------------------------------------------------------------------------------------------------------------
Other interest expense                                                                637          1,017            323
------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                         11,727         12,015          6,279
------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                23,240         21,381         20,141
(Recovery of) provision for possible loan losses (Note 4)                            (470)         1,539           (850)
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses                       23,710         19,842         20,991
------------------------------------------------------------------------------------------------------------------------
Noninterest income:
    Service charges on deposit accounts                                             1,406          1,727          1,754
    Other fees and charges                                                          2,769          2,542          2,637
    Merchant bankcard income                                                          523            518          1,249
    Net gain (loss) on sales of available-for-sale investment securities               14           (620)            17
    Other (loss) gain on sale of assets, net                                          (28)            58            624
    Other income                                                                      482            788            402
------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                        5,166          5,013          6,683
------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
    Salaries and employee benefits                                                 10,147         10,405          9,518
    Net occupancy, furniture and equipment                                          4,056          5,127          4,678
    Professional and legal fees                                                     1,676          1,288          1,476
    Other real estate owned                                                           439            219          1,832
    Postage and delivery                                                              624            586            543
    Goodwill amortization                                                             505            821            211
    Advertising and promotion                                                         472            530            426
    Merchant bankcard                                                                 424            475          1,013
    Telecommunications                                                                351            481            352
    Software                                                                          340            395            214
    Office supplies                                                                   305            391            402
    Data processing                                                                   291            253            235
    FDIC assessment and other insurance                                               273            857          1,442
    Other operating expense                                                         1,325          1,465          1,493
------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                      21,228         23,293         23,835
------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                            7,648          1,562          3,839
Provision for income taxes                                                          3,193            693          1,134
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                     $    4,455     $      869     $    2,705
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                                       7,476          7,469          5,507
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Earnings per share                                                             $     0.60     $     0.12     $     0.49
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS AND SHARES OUTSTANDING IN THOUSANDS)

                                                                                              UNREALIZED (LOSS)/
                                                                                            GAIN ON AVAILABLE-FOR-
                                                         COMMON      STOCK        RETAINED     SALE SECURITIES,
                                                         SHARES      AMOUNT       EARNINGS        NET OF TAX          TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                                3,469    $  23,436       $  5,026        $     -           $  28,462
    Common stock issued                                 4,000       14,207                                            14,207
    Unrealized loss on available-for-sale securities                                              (3,530)             (3,530)
    Net income                                                                      2,705                              2,705
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                              7,469       37,643          7,731         (3,530)             41,844
    Common stock issued                                     3           15                                                15
    Unrealized gain on available-for-sale securities                                               2,784               2,784
    Net income                                                                        869                                869
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                              7,472       37,658          8,600           (746)             45,512
    Common stock issued                                    14           80                                                80
    Unrealized loss on available-for-sale securities                                                (128)               (128)
    Net income                                                                      4,455                              4,455
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                              7,486    $  37,738       $ 13,055        $  (874)          $  49,919
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)

                                                                                     1996                1995           1994
-----------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $   4,455           $     869      $   2,705
     Adjustments to reconcile net income to net cash provided
     by operating activities:
          (Recovery of) provision for possible loan losses                           (470)              1,539           (850)
          Provision for loss on other real estate owned                               428                 128          1,182
          Gain on sale of other real estate owned                                     (85)               (130)            (5)
          (Gain) loss on sale of available-for-sale investment securities             (14)                620            (17)
          Net amortization of premiums on investment securities                       907               2,165          1,695
          Gain on sale of loans                                                         -                (145)          (215)
          Net amortization of deferred fees and unearned income on loans              158                  29             24
          Depreciation and amortization                                             2,311               2,876          2,106
          Loss (gain) on sale of fixed assets and other assets                         28                  (1)          (409)
          Provision (benefit) for deferred income taxes                             1,371                (541)         1,492
          Increase in accrued interest receivable and other assets                   (659)               (404)           (16)
          (Decrease) increase in accrued interest payable and other liabilities      (417)               (198)           645
-----------------------------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                       8,013               6,807          8,337
-----------------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of available-for-sale investment securities                 8,549              26,860          5,245
     Proceeds from maturities of available-for-sale investment securities           8,632               6,000         10,295
     Proceeds from maturities of held-to-maturity investment securities                 -               7,530              -
     Purchase of investment securities available-for-sale, FHLB and FRB stock        (856)             (1,206)        (4,946)
     Proceeds from sale of loans                                                        -               2,084              -
     Purchase of IOBC loans                                                             -             (71,576)             -
     Purchase of other loans                                                       (5,185)            (26,432)             -
     Loans funded, net of payments received                                       (26,854)            (15,823)        (3,283)
     Proceeds from sale of premises and equipment and other assets                    199                   1            932
     Purchase of premises and equipment                                              (245)             (1,535)        (2,576)
     Proceeds from sale of other real estate owned                                  1,791               5,689          2,704
-----------------------------------------------------------------------------------------------------------------------------
                    Net cash (used in) provided by investing activities           (13,969)            (68,408)         8,371
-----------------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Rights Offering                                                      -                   -         14,207
     Proceeds from exercise of stock options                                           80                  15              -
     Purchase of IOBC interest-bearing deposits                                         -              14,965              -
     Purchase of IOBC noninterest-bearing deposits                                      -              19,762              -
     Increase (decrease) in interest-bearing deposits                              12,990              68,998        (15,105)
     Decrease  in noninterest-bearing deposits                                     (4,475)            (36,853)       (13,344)
     Increase (decrease) in other borrowings                                        2,041              (7,316)         5,088
-----------------------------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) financing activities            10,636              59,571         (9,154)
-----------------------------------------------------------------------------------------------------------------------------

 Increase (decrease) in cash and cash equivalents                                   4,680              (2,030)         7,554

 Cash and cash equivalents, beginning of period                                    29,088              31,118         23,564
-----------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period                                       $  33,768           $  29,088      $  31,118
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)


                                                                                    1996                1995           1994
-----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
  Unrealized loss (gain) on investment securities available-for-sale, net of tax   $  128            $ (2,784)      $  3,530
  Transfer of loans to other real estate owned                                        699               1,821          3,585
  Assumption of senior liens on other real estate owned                                -                  102             -
  Transfer of held-to-maturity securities to available-for-sale                        -               51,991             -
  Close out of capital lease accounts                                                 118                  -              -
  Asset sales offset to restructuring reserve                                          88                  -              -
-----------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SC Bancorp, a bank holding company (the "Company"), and its subsidiary, Southern California Bank, a California state-chartered bank (the "Bank"), operate 14 branches in Southern California. The Company's primary source of revenue is providing loans to customers, who are predominantly small and mid-sized businesses. The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the banking industry. The following are descriptions of the more significant of these policies:

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS:
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:
For cash flow reporting purposes, cash, amounts due from banks, and short-term investments with maturities of less than three months are considered cash and cash equivalents.

SECURITIES:
The Company's securities portfolio includes U.S. Treasury and U.S. federal agency securities, most of which are mortgage-backed securities. The Company has classified its investment securities as available-for-sale; the Company has no trading account assets.

Securities are classified as available-for-sale when the Company intends to hold the securities for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity demands, regulatory capital considerations, and other similar factors. Securities classified as available-for-sale are reported at their fair values. Unrealized holding gains and losses on securities available-for-sale are reported, net of tax, as a separate component of shareholders' equity. Realized gains and losses from the sales of available-for-sale securities are reported separately in the consolidated statements of operations using the specific identification method.

In January 1995, the FDIC issued a final rule excluding unrealized holding gains and losses on available-for-sale debt securities from the calculation of Tier 1 capital. At December 31, 1996 and 1995, the Company's available-for-sale portfolio had a net unrealized loss of $1.5 million and $1.3 million, respectively. The tax-effected reduction to shareholders' equity at December 31, 1996 and 1995 was $874,000 and $746,000, respectively.

Securities are classified as held-to-maturity when the Company has both the intent and ability to hold the securities to maturity on a long-term basis. Securities held-to-maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated lives of the securities.

In December 1995, the Company reclassified its entire held-to-maturity investment portfolio to the available-for-sale category under a special one-time exemption authorized by the Financial Accounting Standards Board ("FASB") that allowed companies to reclassify their investment securities portfolio categories. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, held-to-maturity investment securities were transferred to available-for-sale at their fair market values. The net result of the transfer was an aggregate unrealized net loss of $910,000 at December 31, 1995.

STOCK OF FEDERAL HOME LOAN BANK OF SAN FRANCISCO:
As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Bank is required to own common stock in the FHLB

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

based upon a percentage of one of the following balances: residential mortgage loans, total assets, or the outstanding balance of FHLB advances, whichever is greater.

STOCK OF FEDERAL RESERVE BANK OF SAN FRANCISCO:
As a member of the Federal Reserve System, the Bank is required to own common stock in the Federal Reserve Bank of San Francisco ("FRB") based upon a percentage of capital and surplus at the time of initial membership.

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

The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures-An Amendment of FASB Statement No. 114," effective January 1, 1995. Statement No. 114 prescribes that a loan is impaired when it is probable that the creditor will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment on an individual basis with the exception of consumer loans, which are aggregated and evaluated collectively. This statement generally requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company has determined that the combined effect of adoption of SFAS No. 114 and No. 118 was immaterial to the consolidated financial statements due to the Company's pre-existing methodology for calculating its allowance for possible loan losses, which was based on the value of the underlying collateral of "impaired" loans, as defined by SFAS No. 114.

All loans on nonaccrual are considered to be impaired; however, not all impaired loans are on nonaccrual status. Impaired loans on accrual status must meet the following criteria: all payments must be current and the loan underwriting must support the debt service requirements. Factors that contribute to a performing loan being classified as impaired include: a below market interest rate, delinquent taxes and debts to other lenders that cannot be serviced out of existing cash flow.

Nonaccrual loans are those which are past due 90 days as to either principal or interest, or earlier when payment in full of principal or interest is not expected. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income. Thereafter, interest income is no longer recognized and the full amount of all payments received, whether principal or interest, are applied to the principal balance of the loan. A nonaccrual loan may be restored to an accrual status when principal and interest payments are current, and full payment of principal and interest is expected.

Loans are generally carried at the principal amount outstanding, net of unearned discounts and deferred fees. Purchased loans are generally carried at the principal amount outstanding, net of any unearned discounts or premiums. Interest on loans, other than installment loans, is calculated using the simple interest method. Interest income on discounted loans is generally recognized over the estimated lives of the loans based on methods that approximate the interest method. Net deferred loan origination fees are amortized to interest income over the contractual lives of the related loans using the interest method.

PREMISES AND EQUIPMENT:
Premises and equipment are stated at cost, less accumulated depreciation and amortization computed on a straight-line basis over the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

estimated useful lives of the assets or the lease terms. Sublease rental income is reported in noninterest expense. Net gains and losses on disposal or retirement of premises and equipment are reported in net gains and losses on sales of assets.

OTHER REAL ESTATE OWNED:
Other real estate owned ("OREO") is recorded at the lower of cost or fair value less estimated costs of disposal at the time of foreclosure. Initial losses on properties acquired through foreclosure are treated as credit losses at the time of transfer to OREO. Routine holding costs, net of any income and net gains and losses on disposal, are reported in the consolidated statements of operations as noninterest expense. Allowances for OREO losses are recorded for any subsequent declines in fair values.

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

SFAS No. 109, "Accounting for Income Taxes," requires an asset and liability approach for determining the amount of income taxes for financial reporting. A current or deferred tax liability or asset is measured based on the amount of taxes calculated at the current effective tax rates or refundable currently or in future years. If it is more likely than not that any portion of a deferred tax asset will not be realized, the statement requires a valuation allowance to be recorded.

EARNINGS PER SHARE:
The computation of earnings per share is based on the weighted average number of shares and common stock equivalents outstanding during the year. The weighted average number of shares used for calculating earnings per share was 7,476,000, 7,469,000 and 5,507,000 for 1996, 1995 and 1994, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS:
On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, or disposed of, be reviewed for impairment based on the fair value of the assets. Furthermore, this statement requires that certain long-lived assets and identifiable intangibles to be disposed of, be reported at the lower of carrying amount or fair value less estimated disposal costs.

The Company has determined that the impact of this Statement on its operations and financial position is not material for the year ended December 31, 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION:
The Company maintains a stock option plan for the benefit of its executives. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which encourages, but does not require companies to record compensation expense for stock-based employee compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects on net income if the Company had adopted the fair value accounting provisions of SFAS No. 123 are disclosed in Note 10.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES:
In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities, and is applied prospectively to financial statements for fiscal years beginning after December 31, 1996. In 1996, the FASB also issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers for one year the effective date of certain provisions within SFAS No. 125. The Company does not believe that the impact on its operations and financial position will be material upon adoption of SFAS 125 or SFAS No. 127.

INTEREST RATE SWAP AGREEMENTS:
The Company has entered into two interest rate swap agreements in the management of its interest rate exposure. Revenue or expense associated with these agreements, which are intended to convert the interest-rate characteristics of interest-bearing assets, are accounted for on a settlement accounting basis and are recognized as an adjustment to interest income, based on the interest rates currently in effect for such contracts.

RECLASSIFICATIONS:
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Withdrawal and usage restrictions exist on a portion of the funds of the Company, the majority of which arise from the requirements of the Federal Reserve Board to maintain a certain average balance. Such restricted funds amounted to approximately $1.4 million and $3.0 million at December 31, 1996 and 1995, respectively. These funds are included in Cash and Due from Banks in the accompanying consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities as of December 31, 1996 and 1995 are as follows:

 (DOLLARS IN THOUSANDS)                                                             DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------
                                                              Gross          Gross        Estimated
                                             Amortized     Unrealized     Unrealized         Fair
                                                Cost          Gains          (Losses)       Value
                                             ---------     ----------     ----------      ---------
 AVAILABLE-FOR-SALE:
 U.S. Treasury securities and obligations
     of U.S. government agencies             $  32,967     $     -        $     (285)     $  32,682
 Mortgage-backed securities                     43,060           -            (1,209)        41,851
                                             ---------     ----------     ----------      ---------
                   Total                     $  76,027     $     -        $   (1,494)     $  74,533
                                             ---------     ----------     ----------      ---------
                                             ---------     ----------     ----------      ---------

 (DOLLARS IN THOUSANDS)                                                             DECEMBER 31, 1995
-----------------------------------------------------------------------------------------------------
                                                              Gross          Gross        Estimated
                                             Amortized     Unrealized     Unrealized         Fair
                                                Cost          Gains          (Losses)       Value
                                             ---------     ----------     ----------      ---------
 AVAILABLE-FOR-SALE:
 U.S. Treasury securities and obligations
     of U.S. government agencies             $  42,036     $     -        $     (363)     $  41,673
 Mortgage-backed securities                     52,062           -              (910)        51,152
                                             ---------     ----------     ----------      ---------
                   Total                     $  94,098     $     -        $   (1,273)     $  92,825
                                             ---------     ----------     ----------      ---------
                                             ---------     ----------     ----------      ---------

Investment securities with a carrying value of $15.5 million and $18.6 million were pledged to secure public deposits and as collateral for other borrowings at December 31, 1996 and 1995, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 1996 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to mortgage-backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          Maturing in
-----------------------------------------------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)                                           Over one       Over five
                                                  One year     year through   years through       Over
DECEMBER 31, 1996                                  or less      five years       ten years     ten years         Total
                                                 ----------    ------------     ----------     ---------       --------
     Available-for-sale, amortized cost          $   28,141        $ 47,807     $      -       $      79       $ 76,027
     Available-for-sale, estimated fair value    $   28,087        $ 46,367     $      -       $      79       $ 74,533

Proceeds from sales of investments in securities during 1996, 1995 and 1994 were $8.5 million, $26.9 million and $5.2 million, respectively. Gross gains of $14,000 and $17,000 were realized on those sales in 1996 and 1994, respectively. Gross losses of $620,000 were realized on the sales in 1995. No gross gains were realized from sales in 1995, and no gross losses were realized from sales in 1996 and 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 4 - LOANS

Loans outstanding at December 31, 1996 and 1995, are summarized as follows:

---------------------------------------------------------------------------------------------------------
DECEMBER 31,                                         1996              %           1995              %
---------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Commercial                                       $  160,633         46.17%     $  147,230         46.47%
Real estate, construction                             8,544          2.46%          4,416          1.39%
Real estate, mortgage                               105,123         30.22%        107,662         33.98%
Consumer                                             73,564         21.15%         57,533         18.16%
---------------------------------------------------------------------------------------------------------
    Gross loans                                     347,864        100.00%        316,841        100.00%
                                                                   -------                       -------
                                                                   -------                       -------
    Deferred fee income                                (689)                         (531)
    Allowance for possible loan losses               (4,947)                       (5,734)
------------------------------------------------------------                   -----------
    Loans, net                                   $  342,228                    $  310,576
------------------------------------------------------------                   -----------
------------------------------------------------------------                   -----------

No industry constitutes a concentration in the Bank's loan portfolio.


The Bank commonly accepts real estate as abundance of collateral in extending credits for commercial purposes. Real estate mortgage loans generally comprise medium-term loans secured by first or second deeds of trust on real estate located in the State of California. Real estate values in California have generally stabilized in the Bank's market area. Management believes that the level of the allowance for possible loan losses as of December 31, 1996, is adequate to absorb losses inherent in the loan portfolio.

The changes in the allowance for possible loan losses are as follows:


(DOLLARS IN THOUSANDS)                                        1996                1995                1994
--------------------------------------------------------------------------------------------------------------
 Average balance of gross loans outstanding                $  321,843         $  261,631         $    203,507
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
 Gross loan balance at December 31,                        $  347,864         $  316,841         $    207,688
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
 Allowance at January 1,                                   $    5,734         $    5,318         $     10,800
 Charge-offs:
     Commercial                                                   422                834                2,004
     Real estate                                                  279              1,227                3,453
     Consumer                                                     168                587                  362
--------------------------------------------------------------------------------------------------------------
                   Total charge-offs                              869              2,648                5,819
 Recoveries:
     Commercial                                                   477                587                  915
     Real estate                                                   21                129                  215
     Consumer                                                      54                192                   57
--------------------------------------------------------------------------------------------------------------
                   Total recoveries                               552                908                1,187
 Net charge-offs                                                  317              1,740                4,632
 (Recovery) provision (credited) charged
     to expense                                                  (470)             1,539                 (850)
 Allowance on purchased loans                                    -                   617                  -
--------------------------------------------------------------------------------------------------------------
 Allowance at December 31,                                 $    4,947         $    5,734         $      5,318
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 4 - LOANS (CONTINUED)

                                                    1996      1995      1994
                                               --------------------------------
Ratio of allowance for loan losses to loans
    outstanding at December 31,                     1.42%     1.81%     2.56%

Ratio of allowance for loan losses to
    nonaccrual loans at December 31,              173.84%   414.01%   329.88%

Ratio of net charge-offs to average loans           0.10%     0.67%     2.28%

At December 31, 1996 and 1995, the Bank had classified $7.1 million and $1.5 million, respectively, of its loans as impaired with specific reserves of $1.6 million and $143,000, respectively, as determined in accordance with SFAS No. 114, as amended by SFAS No. 118. The average recorded investment in impaired loans during the years ended December 31, 1996 and 1995, was approximately $5.3 million and $3.2 million, respectively. Interest income recognized on impaired loans during 1996 and 1995 was $359,000 and $260,000, of which $342,000 and
$260,000, respectively, was collected in cash.

NOTE 5 - PREMISES AND EQUIPMENT

The following schedule sets forth the cost and accumulated depreciation and amortization of premises and equipment at December 31, 1996 and 1995:

    (DOLLARS IN THOUSANDS)                               December 31,
    ------------------------------------------------------------------
                                                1996           1995
    ------------------------------------------------------------------
    Land                                      $  2,122       $  2,122
    Buildings and improvements:
         Owned                                   5,092          3,688
         Capital leases                            -              401
         Furniture, fixtures, and equipment      7,132         11,810
    Leasehold improvements                       3,146          5,598
    ------------------------------------------------------------------
    Total                                       17,492         23,619
    Less:  accumulated depreciation and
           amortization                         (9,752)       (13,885)
    ------------------------------------------------------------------
    Premises and equipment, net               $  7,740       $  9,734
    ------------------------------------------------------------------
    ------------------------------------------------------------------

Depreciation expense was approximately $1.8 million, $2.1 million, and $1.9 million for the years ended December 31, 1996, 1995 and 1994. The Bank's former head office facility was sold in 1994, which resulted in a gain of $414,000.

NOTE 6 - OTHER REAL ESTATE OWNED

The components of other real estate owned (OREO) at December 31, 1996 and 1995 are as follows:

    (DOLLARS IN THOUSANDS)                                       December 31,
    --------------------------------------------------------------------------
                                                           1996        1995
    --------------------------------------------------------------------------
    Other real estate owned - foreclosure                 $  625     $  4,243
    Less:  allowance for losses and selling expenses         (89)      (2,170)
    --------------------------------------------------------------------------
    Other real estate owned - net                         $  536     $  2,073
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 6 - OTHER REAL ESTATE OWNED (CONTINUED)

The changes in the allowance for OREO losses and selling expenses for the years ended December 31, 1996 and 1995 were as follows:

    (DOLLARS IN THOUSANDS)                              December 31,
    ------------------------------------------------------------------
                                                   1996      1995
    ------------------------------------------------------------------
    Balance, January 1                          $  2,170     $ 2,761
    Provisions charged to expense                    428         128
    Sales                                         (2,509)       (719)
    ------------------------------------------------------------------
    Balance, December 31                         $    89     $ 2,170
    ------------------------------------------------------------------
    ------------------------------------------------------------------

NOTE 7 - DEPOSITS

Time certificates of deposit in denominations of $100,000 or more totaled $64.0 million and $46.4 million as of December 31, 1996 and 1995, respectively. Interest paid on deposit accounts totaled $11.2 million, $10.7 million, and $6.2 million in 1996, 1995 and 1994, respectively.

NOTE 8 - BORROWED FUNDS AND OTHER INTEREST-BEARING LIABILITIES

Borrowed funds and other interest-bearing liabilities at December 31, 1996 and 1995 were as follows:

    (DOLLARS IN THOUSANDS)                          December 31,
    --------------------------------------------------------------
                                           1996           1995
    --------------------------------------------------------------
    Federal funds purchased              $  1,852       $    -
    Treasury, tax and loan (TT&L)           5,088          4,883
    Deferred compensation                   1,156          1,165
    Capital lease obligations                 -              257
    Other                                     -              102
    --------------------------------------------------------------
                                         $  8,096       $  6,407
    --------------------------------------------------------------
    --------------------------------------------------------------

TT&L balances fluctuate based on the amounts deposited by customers and the amounts called for payment by the Federal Reserve Bank. The Bank's limit on its TT&L at the Federal Reserve Bank is $6.0 million. Any amounts in excess of this limit will generally be automatically withdrawn by the Federal Reserve Bank the following day.

Interest paid on borrowed funds and other interest-bearing liabilities totaled $623,000, $548,000 and $294,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following:


(DOLLARS IN THOUSANDS)                      YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------
                           1996             1995              1994
---------------------------------------------------------------------
Current:
 Federal                  $  1,564       $  1,045           $   (360)
 State                         258            189                  2
---------------------------------------------------------------------
 Total current               1,822          1,234               (358)
---------------------------------------------------------------------
Deferred:
 Federal                       758           (320)             1,811
 State                         613           (221)              (319)
---------------------------------------------------------------------
 Total deferred              1,371           (541)             1,492
---------------------------------------------------------------------
Total provision           $  3,193       $    693           $  1,134
---------------------------------------------------------------------
---------------------------------------------------------------------


The federal income tax provision for the years ended December 31, 1996, 1995 and 1994 differs from the statutory corporate rate of 35% as follows:


(DOLLARS IN THOUSANDS)                                                                             YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                         1996                           1995                    1994
                                                 Amount          %         Amount              %        Amount         %
-----------------------------------------------------------------------------------------------------------------------------
Rate reconciliation
 Tax benefit at statutory rate                   $  2,676      35.00%      $     547         35.00%     $  1,305      35.00%
 Tax-exempt municipal interest                         (7)     -0.09%             (7)        -0.48%           (8)     -0.21%
 State franchise tax, net of federal benefit          575       7.51%            125          7.98%         (211)     -5.66%
 Officer life insurance                               (40)     -0.53%           (167)       -10.71%          (11)     -0.29%
 Goodwill                                              40       0.52%            196         12.53%           54       1.45%
 Other                                                (51)     -0.66%             (1)         0.02%            5       0.13%
-----------------------------------------------------------------------------------------------------------------------------
                                                 $  3,193      41.75%      $     693         44.34%     $  1,134      30.42%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


Federal income and California state franchise taxes paid totaled $3.4 million, $865,000 and $152,000 in 1996, 1995 and 1994, respectively.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The components of the Company's net deferred tax asset are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 9 - INCOME TAXES (CONTINUED)



(DOLLARS IN THOUSANDS)                                          DECEMBER 31,
-------------------------------------------------------------------------------
                                                        1996            1995
-------------------------------------------------------------------------------
Deferred Tax Assets
 Bad debt reserve                                  $    -         $  1,347
 Deferred compensation                                  953            955
 Effect of state taxes on federal liability              85            -
 Unrealized loss on securities                          619            528
 Depreciation                                           514            582
 Other                                                  562            709
-------------------------------------------------------------------------------
Gross deferred tax asset                              2,733          4,121
-------------------------------------------------------------------------------
Deferred Tax Liabilities
 Bad debt reserve                                      (137)           -
 Deductible prepaid expense                            (301)          (301)
 Effect of state taxes on federal liability             -             (209)
 Other                                                  (84)          (121)
-------------------------------------------------------------------------------
Gross deferred tax liability                           (522)          (631)
-------------------------------------------------------------------------------
Total deferred tax asset                           $  2,211       $  3,490
Valuation allowance                                     -              -
-------------------------------------------------------------------------------
Net deferred tax asset                             $  2,211       $  3,490
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

No valuation allowance was required under SFAS No. 109 for federal or state purposes as of December 31, 1996 or 1995, because management expects deferred tax assets to be fully realized as an offset against future taxable income exclusive of reversing temporary differences and carryforwards, reversing temporary differences (which create net future tax liabilities), or through loss carrybacks.

NOTE 10 - SHAREHOLDERS' EQUITY

COMMON STOCK
During the second quarter of 1994, the Company successfully completed a rights offering which resulted in the issuance of an additional 4.0 million shares of common stock at $4.00 per share. Net proceeds of $14.2 million were realized on this offering after issuance costs of approximately $1.8 million.

On January 23, 1997, the Company declared a $0.05 per share cash dividend to be paid to shareholders of record at the close of business on February 6, 1997. The dividend will be paid on February 20, 1997.

STOCK OPTIONS
The Company's stock option plan (the "Plan") provides for the granting of options to directors and full-time salaried officers and management level employees to purchase shares of the Company's common stock at option prices per share at a price equal to the fair market value of the common stock on the date that each option is granted. Options granted pursuant to the Plan are intended to qualify as Incentive Stock Options within the meaning of Section 422A of the Internal Revenue Code of 1986, or Non-Qualified Stock Options ("NQSO") as determined upon the grant of each option. The options outstanding at December 31, 1996 are all NQSOs. Options granted under the Plan have a maximum life of ten years. The options become exercisable in installments of 20% beginning on the date of grant and 20% upon each anniversary date of the original grant. The total shares available under the Company's stock option plan are 650,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

The following table summarizes the activity relating to the Company's stock options for the years indicated.

---------------------------------------------------------------------------------------------------------------------------
                                               1996                          1995                         1994
---------------------------------------------------------------------------------------------------------------------------
                                    No. of       Weighted-Avg.    No. of       Weighted-Avg.    No. of       Weighted-Avg.
                                    Shares     Exercise Price      Shares     Exercise Price    Shares     Exercise Price
                                     -------    ---------------   -------    ---------------     -------    ---------------
Balance, January 1                  472,100         $  6.81       379,650         $  6.54       235,250         $  7.59
Options granted                     138,250            6.93       174,750            5.00       152,200            4.99
Options exercised                   (14,870)           5.40        (3,000)           4.88           -               -
Options expired                     (36,540)           6.15       (79,300)           6.46        (7,800)           8.20
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31                558,940         $  6.23       472,100         $  6.81       379,650         $  6.54
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Weighted-average grant date
fair value of options granted
during the year                                     $  4.37                       $  3.12                       $  3.18

The fair market value of options granted during 1996 and 1995 was estimated using the Black-Scholes option-pricing model. The following assumptions were incorporated into the valuation calculation: an option contract life of 10 years, a stock price volatility of 39.71% based on daily market prices for the preceding five year period, the stock pays no dividends and a risk-free interest rate equivalent to the 10-year Treasury rate on the date of each grant. The weighted-average risk-free rate for options granted during 1996 is 6.87%.

The table below provides the range of exercise prices, weighted-average exercise prices and weighted-average remaining contractual lives for options outstanding at December 31, 1996.

                                               Options Outstanding                            Options Exercisable
                            ---------------------------------------------------------  -----------------------------------

                               Number           Weighted-Avg.                               Number
          Range of            Outstanding         Remaining         Weighted-Avg.        Exercisable         Weighted-Avg.
        Exercise Prices      at 12/31/96      Contractual Life     Exercise Price        at 12/31/96       Exercise Price
       -------------------------------------------------------------------------------------------------------------------
       $4.50 to $5.19            259,350          8.1 years         $      5.03              125,060        $      5.02
       $6.00 to $7.63            274,340          7.6 years                6.91              150,592               6.89
       $10.10 to $11.87           25,250          3.3 years               11.30               25,250              11.30
       -------------------------------------------------------------------------------------------------------------------
       $4.50 to $11.87           558,940          7.6 years         $      6.23              300,902        $      6.48
       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------


The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the years ended 1996 and 1995 would have been reduced to the pro forma amounts indicated below:



                                                    1996            1995
Net Income to Common Shareholders                --------------------------
    As reported                                 $    4,455       $     869
    Pro forma                                   $    4,400       $     834

Net Income per common and common
share equivalent
    As reported                                 $     0.60       $    0.12
    Pro forma                                   $     0.59       $    0.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 11 - COMMITMENTS AND CONTINGENCIES

CREDIT EXTENSION:
In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate losses as a result of these transactions. However, the commitments are a component of the estimate of the allowance for possible loan losses. Commercial and standby letters of credit totaled approximately $4.1 million and $4.3 million at December 31, 1996 and 1995, respectively. In addition, the Company had unfunded loan commitments of $110.5 million and $85.0 million at December 31, 1996 and 1995, respectively. All of the commitments outstanding at December 31, 1996 represent unfunded loans which bear a floating interest rate.

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

INTEREST RATE SWAPS:
The Company has entered into two interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate loan portfolio and does not use them for trading purposes. At December 31, 1996, the Company had outstanding one interest rate swap agreement with a commercial bank having a total notional principal amount of $50 million (Swap #1), and one interest rate swap agreement with a broker dealer having a notional principal amount of $25 million (Swap #2). The agreements were intended to reduce the Company's exposure to declines in prime lending rates by artificially converting $75 million of the Company's prime-based loans to fixed rates for the duration of the agreements. Swap #1 was entered into in September 1993. The terms of the first agreement require the Company to pay interest quarterly based on three-month LIBOR and to receive interest semi-annually at a fixed rate of 4.865%. The agreement matures in September 1998.

Swap #2 was entered into in January 1994. The terms of the second agreement require the Company to pay interest quarterly based on three-month LIBOR in arrears, and to receive interest semi-annually at a fixed rate of 5.04% through the January 1997 maturity date. The Company accrues monthly interest income and expense on the swaps, the net of which is included in interest income on loans. For the years ended December 31, 1996, 1995, and 1994, net interest income or (expense) of ($563,000), ($929,000), and $141,000 from the swap agreements is included in interest income on loans in the consolidated statements of operations. The Company is required to pledge collateral on the transactions. U.S. Agency notes having a fair value of approximately $5.2 million were pledged as collateral for the agreements as of December 31, 1996. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The following table summarizes the characteristics of the swap agreements as of December 31, 1996:

                          Notional    Interest Rate     Interest Rate     Unrealized      Estimated          Maturity
(DOLLARS IN THOUSANDS)     Amount          Paid            Received          Loss        Fair Value            Date
---------------------------------------------------------------------------------------------------------------------------
Swap #1                    $50,000     3-mo LIBOR          4.865%         $      899     $    (899)    September 14, 1998
Swap #2                    $25,000     3-mo LIBOR           5.04%         $        1     $      (1)       January 7, 1997
                                      (in arrears)

LEASE COMMITMENTS:
The Company leases parcels of land and buildings under operating leases, which require the Company to pay all normal property taxes, insurance, and maintenance. The Company had no capital leases at December 31, 1996. At December 31, 1995, the Company had one building lease with an amortized cost of $123,000 recorded as a capital lease and included in premises and equipment in the accompanying consolidated balance sheets. The capital lease was terminated during the first quarter of 1996. The costs associated with terminating the lease are included in the accompanying consolidated statement of operations for 1995. Net rent expense for the years ended 1996, 1995 and 1994 was approximately $800,000, $1.2 million and $900,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum payments required under noncancellable leases with initial or remaining terms of one year or more are as follows as of December 31, 1996:

    (DOLLARS IN THOUSANDS)
    -----------------------------------------------------------------
                                                          Operating
    YEARS ENDING DECEMBER 31,                               Leases
    -----------------------------------------------------------------
    1997                                                  $      783
    1998                                                         792
    1999                                                         933
    2000                                                         938
    2001                                                         951
    Thereafter                                                 6,161
    -----------------------------------------------------------------
    Total minimum payments                                $   10,558
    -----------------------------------------------------------------
    -----------------------------------------------------------------

The payments shown above for operating leases take into consideration only one lease option that the Company intends to exercise. The Company has options to extend several of its other operating leases. However, because it is uncertain whether or not these other options will be exercised, payments for those option periods have been excluded.

BORROWING ARRANGEMENTS:
In the event that the Company experiences a temporary liquidity shortage, it has available other sources of liquidity, including reverse repurchase arrangements to borrow cash for short to intermediate periods of time using the Company's available-for-sale investment securities as collateral, Federal funds lines of credit that allow the Company to temporarily borrow an aggregate of up to $30.0 million from three commercial banks, and short-term borrowing lines of credit at the Federal Reserve Bank and Federal Home Loan Bank. Federal funds arrangements with correspondent banks are subject to the terms of the individual arrangements and may be terminated at the discretion of the correspondent bank.

LITIGATION:
The Company is a party to routine litigation involving various aspects of its business. In the opinion of management, none of the pending litigation at December 31, 1996 would have a material adverse impact on the consolidated financial condition or operations of the Company.

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan that covers substantially all full-time employees. It permits voluntary contributions by employees, a portion of which is matched by the Company. The plan may acquire Company shares on the open market as part of the Company's matching contribution. The Company's expenses relating to its contributions to the 401(k) plan were $129,000, $139,000, and $108,000 in 1996,
1995 and 1994, respectively.

The Company has established deferred compensation plans which permit certain directors and management employees to defer portions of their compensation and earn interest at a predetermined amount above a specified interest rate index on the deferred amounts. Interest expense incurred on deferred balances was approximately $177,000, $648,000 and $174,000 in 1996, 1995 and 1994,
respectively. The deferred compensation liability at December 31, 1996 and 1995 was approximately $2.1 million, of which $1.2 million represented principal and was classified with other interest-bearing liabilities in the accompanying consolidated balance sheets. Approximately $948,000 and $946,000 represented accrued interest payable at December 31, 1996 and 1995, respectively, and was classified as accrued interest payable on other liabilities in the accompanying consolidated balance sheets. In conjunction with the plans, the Company has purchased life insurance policies on the participants with the Company as beneficiary. The cash surrender values of the life insurance policies were included in other assets in the accompanying consolidated balance sheets totaling approximately $3.5 million and $3.0 million at December 31, 1996 and 1995, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996,  1995 AND 1994

NOTE 13-PARENT COMPANY ONLY INFORMATION

BALANCE SHEETS
                                                                                DECEMBER 31,
--------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                    1996               1995
--------------------------------------------------------------------------------------------------
ASSETS
     Cash                                                            $   2,041          $   2,305
     Other assets                                                          296                 95
     Investment in Southern California Bank                             47,721             43,113
--------------------------------------------------------------------------------------------------
Total Assets                                                         $  50,058          $  45,513
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                          $     139          $       1
Shareholders' Equity:
     Common stock                                                       37,738             37,658
     Retained earnings                                                  13,055              8,600
     Unrealized loss on available-for-sale securities, net of tax         (874)              (746)
--------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                              49,919             45,512
--------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                           $  50,058          $  45,513
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
                                                                                 YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                 1996                1995              1994
----------------------------------------------------------------------------------------------------------------------
INCOME
     Interest income                                                 $      63           $    108           $      93
     Dividend income from subsidiary                                       -                  -                   163
----------------------------------------------------------------------------------------------------------------------
       Total income                                                         63                108                 256
----------------------------------------------------------------------------------------------------------------------
EXPENSE
     Management fees                                                        90                 66                  24
     Other professional fees                                               328                281                  26
     Other expenses                                                        129                -                    91
----------------------------------------------------------------------------------------------------------------------
       Total expense                                                       547                347                 141
----------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes and equity in undistributed
     earnings of subsidiary                                               (484)              (239)                115
(Benefit) provision for income taxes                                      (201)               (99)                -
Equity in undistributed earnings of subsidiary                           4,738              1,009               2,590
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $   4,455           $    869           $   2,705
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 13-PARENT COMPANY ONLY INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                        1996           1995          1994
------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                              $   4,455      $     869      $   2,705
Adjustments to reconcile net income to net cash
used in operating activities:
     (Increase) decrease in other assets                     (199)            43            (43)
     Undistributed earnings of subsidiary                  (4,738)        (1,009)        (2,753)
     Increase (decrease) in other liabilities                 138            (94)           -
-------------------------------------------------------------------------------------------------
     Net cash used in operating activities                   (344)          (191)           (91)
-------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Dividends received from subsidiary                       -              -              163
     Additional investment in subsidiary                      -           (5,000)        (6,810)
-------------------------------------------------------------------------------------------------
     Net cash used in investing activities                    -           (5,000)        (6,647)
-------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Proceeds from issuance of common stock                    80             15         14,207
-------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                 80             15         14,207
-------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                              (264)        (5,176)         7,469
Cash, January 1                                             2,305          7,481             12
-------------------------------------------------------------------------------------------------
Cash, December 31                                       $   2,041      $   2,305      $   7,481
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


NOTE 14 - CONSOLIDATED QUARTERLY INFORMATION (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                               1996 Quarter Ended
-----------------------------------------------------------------------------------------------------------
                                                           31-Dec       30-Sep        30-Jun        31-Mar
-----------------------------------------------------------------------------------------------------------
     Interest income                                    $   8,983     $  8,840     $   8,542      $  8,602
     Interest expense                                       2,905        2,972         2,884         2,966
----------------------------------------------------------------------------------------------------------
          Net interest income                               6,078        5,868         5,658         5,636
----------------------------------------------------------------------------------------------------------
     (Recovery of) provision for possible loan losses           -            -          (750)          280
     Net gains on sales of securities                           -            -             -            14
     Noninterest income                                     1,310        1,323         1,246         1,273
     Noninterest expense                                    4,783        5,048         6,073         5,324
-----------------------------------------------------------------------------------------------------------
          Income before income taxes                        2,605        2,143         1,581         1,319

-----------------------------------------------------------------------------------------------------------
     Provision for income taxes                             1,083          893           661           556
-----------------------------------------------------------------------------------------------------------
          Net income                                    $   1,522     $  1,250     $     920      $    763
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
          Net income per share                          $    0.20     $   0.17     $    0.12      $   0.10
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
     Stock Data
     Common stock price range: (1)
          High                                              9 7/8            7         7 1/8         6 3/4
          Low                                                   7       6 3/16         6 3/8        6 1/16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996,  1995 AND 1994

NOTE 14 - CONSOLIDATED QUARTERLY INFORMATION (UNAUDITED) (CONTINUED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                           1995 Quarter Ended
-----------------------------------------------------------------------------------------------------------------------
                                                           31-Dec         30-Sep            30-Jun           31-Mar
-----------------------------------------------------------------------------------------------------------------------
Interest income                                          $  8,819        $ 8,796             $   8,544        $  7,237
Interest expense                                            2,875          3,107                 3,076           2,957
-----------------------------------------------------------------------------------------------------------------------
         Net interest income                                5,944          5,689                 5,468           4,280
-----------------------------------------------------------------------------------------------------------------------
Provision for possible loan losses                            314            900                   200             124
Net losses on sales of securities                              -            (620)                   -               -
Noninterest income                                          1,281          1,379                 1,337           1,636
Noninterest expense                                         5,202          6,833                 5,997           5,262
-----------------------------------------------------------------------------------------------------------------------
         Income (loss) before income taxes                  1,709         (1,285)                  608             530
-----------------------------------------------------------------------------------------------------------------------
Provision for income taxes (benefits)                         707           (377)                  178             185
-----------------------------------------------------------------------------------------------------------------------
         Net income (loss)                               $  1,002        $  (908)             $     430        $   345
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
         Net income (loss) per share                     $   0.13        $ (0.12)             $    0.06        $   0.05
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Stock Data
Common stock price range: (1)
    High                                                     6 1/8          6 5/8                 5 1/4           5 1/4
    Low                                                      5 7/16         4 3/4                 4 5/8           4 5/16

(1) The common stock is listed on the American Stock Exchange ("AMEX") under the symbol, "SCK". The preceding table sets forth the high and low closing prices on a per share basis for the common stock as reported by the AMEX for the periods indicated.


NOTE 15 - REGULATORY MATTERS

The Company became a member of the Federal Reserve System effective July 1, 1996. The Company's primary regulator is now the Federal Reserve Board.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1995, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. As of December 31, 1996, the Bank continued to meet the requirements to be categorized as well-capitalized, maintaining total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996,  1995 AND 1994

NOTE 15-REGULATORY MATTERS (CONTINUED)

                                                                                                                To Be Well
                                                                                                            Capitalized Under
                                                                               For Capital                  Prompt Corrective
                                                    Actual                  Adequacy Purposes               Action Provisions
DOLLARS IN THOUSANDS                      Amount              Ratio        Amount        Ratio             Amount       Ratio
-------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1996:
Total Capital  (1)                       $ 49,917             11.86%      $ 33,676        8.00%           $ 42,095      10.00%
Tier 1 Capital (1)                       $ 44,970             10.68%      $ 16,838        4.00%           $ 25,257       6.00%
Leverage Capital (2)                     $ 44,970              9.51%      $ 18,908        4.00%           $ 23,635       5.00%


As of December 31, 1995:
Total Capital  (1)                       $ 44,634             11.39%      $ 31,342        8.00%           $ 39,170      10.00%
Tier 1 Capital (1)                       $ 39,727             10.14%      $ 15,671        4.00%           $ 23,502       6.00%
Leverage Capital (2)                     $ 39,727              8.59%      $ 18,493        4.00%           $ 23,115       5.00%

(1) Ratio of Total and Tier 1 capital to risk-weighted assets.
(2) Ratio of Tier 1 capital to average assets.

NOTE 16 - TRANSACTIONS WITH DIRECTORS & OFFICERS

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders. Any such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with others. These related parties were indebted to the Company for loans totaling approximately $2.0 million, $2.0 million, and $2.5 million as of December 31, 1996, 1995, and 1994, respectively. New loans granted in 1996 and 1995 were $490,000 and $714,000, respectively; repayments were $581,000, $1.1 million, respectively.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company's financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments except marketable securities with quoted market prices, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in sales transactions at either December 31, 1996 or 1995. The estimated fair value amounts for 1996 and 1995 have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.
As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only required for a limited portion of the Company's assets.


                                                                      DECEMBER 31, 1996                        DECEMBER 31, 1995
---------------------------------------------------------------------------------------------------------------------------------
                                                                           Estimated                                 Estimated
                                                                Carrying            Fair                 Carrying      Fair
(DOLLARS IN THOUSANDS)                                          Amount              Value                Amount        Value
---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS

Cash and cash equivalents                                      $ 33,768             $ 33,768            $  29,088      $  29,088
Investments:
     Securities available-for-sale                               74,533               74,533               92,825         92,825
     Investment in Federal Home Loan Bank stock, at cost          1,450                1,450                1,205          1,205
     Investment in Federal Reserve Bank stock, at cost              607                  607                  -             -
Loans, net (excludes nonaccrual loans):
     Commercial                                                 159,118              160,112               146,609       147,595
     Real estate, construction                                    8,429                8,469                 4,416         4,451
     Real estate, mortgage                                      103,289              104,565               107,048       109,379
     Consumer                                                    73,493               73,995                57,383        58,427
     Less: Allowance for possible loan losses                     4,947                4,947                 5,734         5,734
Accrued interest receivable                                       3,931                3,931                 4,297         4,297
---------------------------------------------------------------------------------------------------------------------------------
    Total financial assets                                    $ 453,671            $ 456,483             $ 437,137     $ 441,533
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

FINANCIAL LIABILITIES:
Deposits:
    Deposits payable on demand                                $ 270,093            $ 270,093             $ 260,679     $ 260,679
    Deposits with fixed maturities                              145,233              145,347               146,132       146,663
Short-term borrowings                                             6,940                6,940                 4,883         4,883
---------------------------------------------------------------------------------------------------------------------------------
    Total financial liabilities                               $ 422,266            $ 422,380             $ 411,694     $ 412,225
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
    Interest rate swap agreements in a net payable position   $     -              $    (900)           $    -        $  (1,070)

This disclosure of fair value amounts does not include the fair values of any intangible assets, such as core deposit intangibles, or loan servicing rights.

The carrying values of certain financial instruments approximated their fair values. These financial instruments include cash and due from banks, interest-bearing deposits in banks, Federal funds sold and purchased, customers' acceptance liability, accrued interest receivable, demand deposits, other short-term borrowings, acceptances outstanding, and other liabilities that are considered financial instruments. Carrying values were assumed to approximate fair values for these financial instruments because they are short term in nature and their recorded amounts approximate fair values or are receivable or payable on demand.

Fair value amounts of investment securities were based on quoted market prices.

For purposes of these fair value calculations, the aggregate fair value of the loan portfolio, excluding nonaccrual loans, was adjusted by a related portion of the allowance for possible loan losses. That portion of the allowance for possible loan losses primarily represents the credit risk associated with loans that reprice within relatively short time frames. The fair values of loans that do not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

reprice within relatively short time frames were calculated using discounted cash flow models based on the maturities of the loans. The discount rates, which were based on market interest rates for similar types of loans, incorporated adjustments for credit risk. The fair values of nonaccrual loans with recorded book values of $2.8 million and $1.4 million at December 31, 1996 and 1995, respectively, were not estimated because it was not practical to reasonably estimate the amount or timing of future cash flows for such loans. The fair market values of the interest rate swap agreements are based on quoted market prices.

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

                              Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                TITLE                        DATE
---------                                -----                        ----

/s/ Larry D. Hartwig
------------------------------     Chief Executive Officer,      May 9, 1997
Larry D. Hartwig                   President and Director
                                   (Principal Executive Officer)


/s/ Bruce Roat
------------------------------     Executive Vice President,     May 9, 1997
Bruce Roat                         Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)


/s/ H. A. Beisswenger
------------------------------     Chairman of the Board         May 9, 1997
H. A. Beisswenger


/s/ N. Keith Abbott
------------------------------     Director                      May 9, 1997
N. Keith Abbott


/s/ Robert C. Ball
------------------------------     Director                      May 9, 1997
Robert C. Ball

/s/ James E. Cunningham
------------------------------     Director                      May 9, 1997
James E. Cunningham


/s/ William C. Greenbeck
------------------------------     Director                      May 9, 1997
William C. Greenbeck


/s/ Irving J. Pinsky
------------------------------     Director                      May 9, 1997
Irving J. Pinsky


/s/ Peer A. Swan
------------------------------     Director                      May 9, 1997
Peer A. Swan


/s/ Donald E. Wood
------------------------------     Director                      May 9, 1997
Donald E. Wood

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