Form 10-Q
period 1997-03-31
SC BANCORP
filed 1997-05-09
CIK 351617

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-Q


                  QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarter ended March 31, 1997

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

    There were 7,492,715 shares of common stock for the registrant issued and outstanding as of May 1, 1997.

Part I.
Item 1. Financial Statements

               SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                             Consolidated Balance Sheets


                                                                           March 31,     December 31,
(DOLLARS IN THOUSANDS)                                                        1997           1996
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                 $    28,923       $   29,968
Federal funds sold                                                           45,808            3,800
-----------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                74,731           33,768
-----------------------------------------------------------------------------------------------------
Securities available-for-sale, at fair value (Notes 1 and 2)                 66,981           74,533
Investment in Federal Home Loan Bank stock, at cost                           1,473            1,450
Investment in Federal Reserve Bank stock, at cost                               607              607

Loans (Notes 1 and 3)                                                       348,109          347,864
    Less:  Deferred fee income                                                 (694)            (689)
         Allowance for possible loan losses                                  (5,345)          (4,947)
-----------------------------------------------------------------------------------------------------
    Loans, net                                                              342,070          342,228
-----------------------------------------------------------------------------------------------------
Premises and equipment, net                                                   7,403            7,740
Other real estate owned, net                                                    654              536
Accrued interest receivable                                                   2,665            3,931
Other assets                                                                 10,542           11,220
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $  507,126       $  476,013
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
    Noninterest-bearing                                                  $  130,850       $  125,903
    Interest-bearing                                                        317,768          289,423
-----------------------------------------------------------------------------------------------------
    Total deposits                                                          448,618          415,326
-----------------------------------------------------------------------------------------------------
Borrowed funds and other interest-bearing liabilities                         5,830            8,096
Accrued interest payable and other liabilities                                2,307            2,672
-----------------------------------------------------------------------------------------------------
    Total liabilities                                                       456,755          426,094
-----------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, no par or stated value: 10,000,000 shares authorized;
    no shares issued or outstanding                                               -               -
Common stock, no par or stated value:    20,000,000 shares authorized;
    7,490,915 and 7,486,375 shares issued and outstanding at March 31,
    1997 and December 31, 1996, respectively.                                37,763           37,738
Retained earnings                                                            14,200           13,055
Dividends paid                                                                 (374)             -
Unrealized loss on available-for-sale securities, net of taxes (Note 1)      (1,218)            (874)
-----------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                               50,371           49,919
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  507,126       $  476,013
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                        Consolidated Statements of Operations


                                                                        Three Months Ended
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             March 31,
-----------------------------------------------------------------------------------------------
                                                                    1997                1996
                                                                 ---------           ---------
 INTEREST INCOME
 Interest and fees on loans                                       $  7,762           $  7,378
 Interest on investment securities                                     951              1,144
 Interest on Federal funds sold                                        201                 80
-----------------------------------------------------------------------------------------------
    Total interest income                                            8,914              8,602
-----------------------------------------------------------------------------------------------
 INTEREST EXPENSE
 Interest on deposits:
    Interest-bearing demand                                            725                394
    Savings                                                            242                248
    Time certificates of deposit                                     1,900              2,018
-----------------------------------------------------------------------------------------------
    Total interest on deposits                                       2,867              2,660
-----------------------------------------------------------------------------------------------
 Other interest expense                                                114                306
-----------------------------------------------------------------------------------------------
    Total interest expense                                           2,981              2,966
-----------------------------------------------------------------------------------------------
 Net interest income                                                 5,933              5,636
 Provision for possible loan losses (Note 3)                           350                280
-----------------------------------------------------------------------------------------------
 Net interest income after provision for possible loan losses        5,583              5,356
-----------------------------------------------------------------------------------------------
 NONINTEREST INCOME                                                  1,257              1,287
 NONINTEREST EXPENSE:
    Salaries and benefits                                            2,527              2,649
    Net occupancy, furniture and equipment                             847              1,110
    Other operating expense                                          1,505              1,565
-----------------------------------------------------------------------------------------------
    Total noninterest expense                                        4,879              5,324
-----------------------------------------------------------------------------------------------
 Income before provision for income taxes                            1,961              1,319
 Provision for income taxes                                            816                556
-----------------------------------------------------------------------------------------------
 NET INCOME                                                       $  1,145           $    763
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
 Weighted average number of shares outstanding                       7,488              7,472
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
 Earnings per share                                               $   0.15           $   0.10
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                        Consolidated Statements of Cash Flows


                                                                          Three months ended
(DOLLARS IN THOUSANDS)                                                         March 31,
----------------------------------------------------------------------------------------------------
                                                                         1997                1996
                                                                      ---------           ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $  1,145              $  763
     Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for possible loan losses                                    350                 280
     Provision for loss on other real estate owned                           -                  20
     Gain on sale of available-for-sale investment securities                -                 (14)
     Net amortization of premiums on investment securities                 188                 244
     Gain on sale of loans                                                 (78)                  -
     Net increase (decrease) in deferred fees and unearned
       income on loans                                                       5                 (29)
     Depreciation and amortization                                         405                 493
     (Gain) loss on sale of fixed assets                                    (4)                  1
     Decrease in accrued interest receivable and other assets            2,211               1,979
     (Decrease) increase in accrued interest payable and
       other liabilities                                                  (390)                350
----------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                         3,832               4,087
----------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of available-for-sale investment securities          -               8,549
     Proceeds from maturities of available-for-sale
      investment securities                                              6,778               1,709
     Purchase of FHLB and FRB stock                                        (23)               (184)
     Proceeds from sale of loans                                         1,299                   -
     Loans funded, net of payments received                             (1,449)                471
     Proceeds from sale of fixed assets and other assets                     4                 184
     Purchase of fixed assets                                              (68)                (94)
---------------------------------------------------------------------------------------------------
      Net cash provided by investing activities                          6,541              10,635
---------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                25                   6
     Dividends paid                                                       (374)                  -
     Increase (decrease) in noninterest-bearing deposits                 4,947             (13,922)
     Increase in interest-bearing deposits                              28,345               5,670
     (Decrease) increase in other borrowings                            (2,353)              3,264
---------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities            30,590              (4,982)
---------------------------------------------------------------------------------------------------
 Increase in cash and cash equivalents                                  40,963               9,740
 Cash and cash equivalents, beginning of period                         33,768              29,088
---------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period                            $  74,731           $  38,828
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
 SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
     Unrealized loss on investment securities
         available-for-sale, net of tax                                 $  344              $  422
     Transfers of loans to other real estate owned                          31                   -
     Assumption of senior liens on other real estate owned                  87                   -
     Asset sales offset to restructuring reserve                             -                  91
     Close out of capital lease accounts                                     -                 118
--------------------------------------------------------------------------------------------------

 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               SC BANCORP AND ITS SUBSIDIARY,  SOUTHERN CALIFORNIA BANK
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited, except for information as of and for the year ended
                                  December 31, 1996)

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

The interim period financial statements are unaudited. It is the opinion of Company management that all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the results of operations have been reflected therein. Results for the period ending March 31, 1997, are not necessarily indicative of results that may be expected for any other interim periods or for the year as a whole.

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

SECURITIES:
At March 31, 1997, the Company's available-for-sale portfolio had a net unrealized loss of $2.1 million. The tax-effected reduction to shareholders' equity at March 31, 1997, was $1.2 million. In January 1995, the FDIC issued a final rule excluding unrealized holding gains and losses on available-for-sale debt securities from the calculation of Tier 1 capital.

STOCK OF FEDERAL HOME LOAN BANK OF SAN FRANCISCO:
As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Bank is required to own common stock in the FHLB based upon a percentage of one of the following balances: residential mortgage loans, total assets, or the outstanding balance of FHLB advances, whichever is greater.

STOCK OF FEDERAL RESERVE BANK OF SAN FRANCISCO:
As a member of the Federal Reserve System, the Bank is required to own common stock in the Federal Reserve Bank of San Francisco ("FRB") based upon a percentage of capital and surplus at the time of initial membership.

LOANS:
All loans on nonaccrual are considered to be impaired; however, not all impaired loans are on nonaccrual status. Impaired loans on accrual status must meet the following criteria: all payments must be current and the loan underwriting must support the debt service requirements. Factors that contribute to a performing loan being classified as impaired include: a below market interest rate, delinquent taxes and debts to other lenders that cannot be serviced out of existing cash flow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION:
The Company maintains a stock option plan for the benefit of its executives. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation expense for stock-based employee compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. There were no stock option grants during the first quarter of 1997.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES:
In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities, and is applied prospectively to financial statements for fiscal years beginning after December 31, 1996. In 1996, the FASB also issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers for one year the effective date of certain provisions within SFAS No. 125. The adoption of SFAS No. 125 and SFAS No. 127 effective January 1, 1997 did not have a material impact on the Company's operations or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 1997 and December 31, 1996 are as follows:


(DOLLARS IN THOUSANDS)                                               March 31,1997
---------------------------------------------------------------------------------------------------------
                                                                   Gross           Gross       Estimated
                                                  Amortized     Unrealized     Unrealized         Fair
                                                     Cost          Gains          Losses          Value
                                                 ------------   ------------   ------------   ----------
 AVAILABLE-FOR-SALE
 U.S. Treasury securities and obligations
    of U.S. government agencies                   $  27,854      $     -         $   (300)    $  27,554
 Mortgage-backed securities                          41,207            -           (1,780)       39,427
---------------------------------------------------------------------------------------------------------
         Total                                    $  69,061      $     -         $ (2,080)    $  66,981
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


(DOLLARS IN THOUSANDS)                                               December 31,1996
---------------------------------------------------------------------------------------------------------
                                                                   Gross         Gross         Estimated
                                                  Amortized     Unrealized     Unrealized         Fair
                                                     Cost          Gains          Losses          Value
                                                 ------------   ------------   ------------   ----------
AVAILABLE-FOR-SALE:
U.S. Treasury securities and obligations
    of U.S. government agencies                   $  32,967      $       -       $   (285)    $  32,682
Mortgage-backed securities                           43,060              -         (1,209)       41,851
---------------------------------------------------------------------------------------------------------
         Total                                    $  76,027      $       -       $ (1,494)    $  74,533
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Investment securities with a carrying value of $13.8 million and $15.5 million were pledged to secure public deposits and as collateral for other borrowings at March 31, 1997 and December 31, 1996, respectively.

The amortized cost and estimated fair value of debt securities at March 31, 1997 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to mortgage-backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


(DOLLARS IN THOUSANDS)                                                       Maturing in
------------------------------------------------------------------------------------------------------------------------
                                                                 Over one      Over five
                                                   One year   year through  years through         Over
MARCH 31, 1997                                      or less     five years     ten years       ten years       Total
                                                  ---------   ------------  -------------     ------------   ---------
    Available-for-sale, amortized cost            $  14,773      $  48,310       $  5,897      $      81     $  69,061
    Available-for-sale, estimated fair value      $  14,728      $  46,592       $  5,580      $      81     $  66,981

There were no sales of investment securities during the first quarter of 1997. Proceeds from the sale of an investment security during the same period in 1996 were $8.5 million. A gross gain of $14,000 was realized on the sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-LOANS

Loans by category are summarized below:



                                                  March 31,                  December 31,
 (DOLLARS IN THOUSANDS)                             1997          Percent         1996          Percent
---------------------------------------------------------------------------------------------------------
 Commercial                                      $  165,256         47.47%     $  160,633         46.17%
 Real estate, construction                           10,069          2.89%          8,544          2.46%
 Real estate, mortgage                              105,691         30.36%        105,123         30.22%
 Consumer                                            67,093         19.28%         73,564         21.15%
---------------------------------------------------------------------------------------------------------
    Gross loans                                     348,109        100.00%        347,864        100.00%
---------------------------------------------------------------------------------------------------------
    Deferred fee income                                (694)                         (689)
    Allowance for possible loan losses               (5,345)                       (4,947)
---------------------------------------------------------------------------------------------------------
         Loans, net                              $  342,070                    $  342,228
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


No industry constitutes a concentration in the Company's loan portfolio.

The following table summarizes the balances and changes in the allowance for possible loan losses for the periods indicated:



                                                  March 31,   December 31,      March 31,   December 31,
 (DOLLARS IN THOUSANDS)                             1997          1996            1996          1995
-----------------------------------------------------------------------------   -------------------------
 Average balance of gross loans outstanding      $  341,896     $  321,843     $  312,304    $  261,631
-----------------------------------------------------------------------------   -------------------------
-----------------------------------------------------------------------------   -------------------------
 Gross loan balance at end of period             $  348,109     $  347,864     $  316,507    $  316,841
-----------------------------------------------------------------------------   -------------------------
-----------------------------------------------------------------------------   -------------------------
 Allowance at beginning of period                $    4,947     $    5,734     $    5,734    $    5,318
 Charge-offs:
    Commercial                                            -            422              7           834
    Real estate                                           -            279              7         1,227
    Consumer                                             11            168             33           587
-----------------------------------------------------------------------------   -------------------------
        Total charge-offs                                11            869             47         2,648

 Recoveries:
    Commercial                                           52            477            156           587
    Real estate                                           -             21              2           129
    Consumer                                              7             54             26           192
-----------------------------------------------------------------------------   -------------------------
        Total recoveries                                 59            552            184           908
 Net (recoveries) charge-offs                           (48)           317           (137)        1,740
 Provision (recovery) charged (credited) to operations  350           (470)           280         1,539
 Allowance on purchased loans                             -              -              -           617
-----------------------------------------------------------------------------   -------------------------
 Allowance at end of period                      $    5,345     $    4,947     $    6,151    $    5,734
-----------------------------------------------------------------------------   -------------------------
-----------------------------------------------------------------------------   -------------------------



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  March 31,   December 31,      March 31,   December 31,
 (DOLLARS IN THOUSANDS)                             1997          1996            1996          1995
-----------------------------------------------------------------------------   -------------------------
 Ratio of allowance for loan losses to loans
    outstanding at end of period                      1.54%          1.42%          1.94%          1.81%
 Ratio of allowance for loan losses to
    nonaccrual loans at end of period                67.91%        173.84%        364.61%        414.01%
 Ratio of annualized net charge-offs to
    average loans                                    -0.06%          0.10%         -0.18%          0.67%


Loans on nonaccrual status were $7.9 million and $1.7 million, respectively at March 31, 1997 and 1996. Interest income that would have been collected on these loans had they performed in accordance with their original terms was approximately $161,000 and $62,000, for the three months ended March 31, 1997 and 1996, respectively. The Company's average recorded investment in impaired loans at March 31, 1997 was $8.2 million. The Company's allowance for possible loan losses at March 31, 1997 includes $1.9 million related to impaired loans. Interest income recognized on impaired loans during the first quarter of 1997 and 1996 was $114,000 and $102,000, of which $114,000 and $86,000, respectively, was collected in cash.

NOTE 4-COMMITMENTS AND CONTINGENCIES

CREDIT EXTENSION:
In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate losses as a result of these transactions. However, the commitments are a component of the estimate of the allowance for possible loan losses. Commercial and standby letters of credit totaled approximately $5.4 million and $4.1 million at March 31, 1997, and December 31, 1996, respectively. In addition, the Company had unfunded loan commitments of $119.8 million and $110.5 million at March 31, 1997 and December 31, 1996, respectively. All of the commitments outstanding at March 31, 1997 and December 31, 1996 represent unfunded loans which bear a floating interest rate.

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

INTEREST RATE SWAPS:
The Company entered into two interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate loan portfolio. At March 31, 1997, the Company had outstanding one interest rate swap agreement with a commercial bank having a total notional principal amount of $50 million (Swap #1). The second interest rate swap agreement was with a securities broker having a notional principal amount of $25 million (Swap #2). Swap #2 matured in January 1997. The agreements were intended to reduce the Company's exposure to declines in prime lending rates by artificially converting $75 million of the Company's prime-based loans to fixed rates for the duration of the agreements. Swap #1 was entered into in September 1993. The terms of the first agreement require the Company to pay interest quarterly based on three-month LIBOR and to receive interest semi-annually at a fixed rate of 4.865%. The agreement matures in September 1998.

The Company accrues monthly interest income and expense on the swaps, the net of which is included in income on loans. Net interest expense of $86,000 and $146,000 related to the swap agreements is included in interest income for the three months ended March 31, 1997 and 1996, respectively. The Company is required to pledge collateral on the swaps. A U.S. Agency note having a fair value of approximately $3.4 million was pledged as collateral for the outstanding agreement as of March 31, 1997. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the remaining agreement. However, the Company does not anticipate nonperformance by the counterparty.

Part I.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion presents information about the results of operations, financial condition, liquidity and capital resources of SC Bancorp and its subsidiary, Southern California Bank (together, the "Company"). This information should be read in conjunction with the audited 1996 consolidated financial statements of the Company and the notes thereto, and the accompanying quarterly unaudited consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

The Company reported net income of $1.1 million for the first quarter of 1997 compared to net income of $763,000 for the first quarter of 1996. Net income for the first quarter of 1997 reflects continued cost savings associated with the sale of two branches and the consolidation of a third branch during the first quarter of 1996.

The following table summarizes key performance indicators pertaining to the Company's operating results:


                                                                        Three months ended
                                                                             March 31,
-----------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      1997                1996
-----------------------------------------------------------------------------------------------
Return on average assets (1)                                         0.97%               0.66%
Return on average shareholders' equity (1)                           9.11%               6.99%
Net income                                                      $    1,145          $      763
Earnings per share                                              $     0.15          $     0.10
Total average assets                                            $  476,966          $  456,149
-----------------------------------------------------------------------------------------------

(1)  Annualized


NET INTEREST INCOME

Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following table provides information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the periods indicated. The table also provides a summary of the changes in interest income and interest expense resulting from changes in average interest rates (rate) and changes in average balances (volume) for the periods indicated. The changes in interest income and interest expense attributable to the rate/volume variance are allocated to the rate and volume variances based upon the absolute value of each of those variances as a percentage of the sum of the absolute values of the individual rate and volume variances. Average balances are average daily balances. Nonaccrual loans are included in total average loans outstanding.

                                                                                 THREE MONTHS ENDED
                                                     -----------------------------------------------------------------------------
                                                                           March 31, 1997               March 31, 1996
                                                     -----------------------------------------------------------------------------
                                                     Average                     Yield/        Average                     Yield/
(DOLLARS IN THOUSANDS)                               Balance       Interest      Rate(1)       Balance       Interest      Rate(1)
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Loans, net of deferred fees                   $  341,896     $    7,762       9.21%     $  312,304    $     7,378       9.50%
    Investment securities                             73,858            951       5.22%         89,475          1,144       5.14%
    Federal funds sold and other                      15,298            201       5.33%          5,979             80       5.40%
----------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets/interest income        431,052          8,914       8.39%        407,758          8,602       8.48%
----------------------------------------------------------------------------------------------------------------------------------
Noninterest earning assets                            45,914                                    48,391
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                      $  476,966                                $  456,149
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
    Interest-bearing deposits                     $  292,241     $    2,867       3.98%     $  276,129    $     2,660       3.87%
    Other interest-bearing liabilities                 7,074            114       6.54%         18,274            306       6.73%
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest
    expense                                          299,315          2,981       4.04%        294,403          2,966       4.05%
----------------------------------------------------------------------------------------------------------------------------------
    Noninterest-bearing liabilities                  126,684                                   117,862
    Shareholders' equity                              50,967                                    43,884
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $  476,966                               $  456,149
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME/NET INTEREST MARGIN                          $    5,933       5.58%                   $     5,636       5.56%
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


(1)  Annualized.


                                                                  March 31, 1997 and 1996
                                                          --------------------------------------
                                                            Increase (decrease)
                                                             due to change in
(DOLLARS IN THOUSANDS)                                      Rate         Volume         Change
-----------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
 Loans, net of deferred fees                             $  (244)       $   628        $   384
 Investment securities                                        17           (210)          (193)
 Federal funds sold and other                                 (1)           122            121
-----------------------------------------------------------------------------------------------
Total interest earning assets/interest income               (228)           540            312
-----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits                               $    68        $   139        $   207
 Other interest-bearing liabilities                          (66)          (126)          (192)
-----------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense            2             13             15
-----------------------------------------------------------------------------------------------
NET INTEREST INCOME/NET INTEREST MARGIN                  $  (230)       $   527        $   297
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


(1)  Annualized.


Net interest income was $5.9 million for the three months ended March 31, 1997, compared to $5.6 million for the first quarter of 1996. The increase is primarily due to a $29.6 million increase in average loan balances for the first quarter of 1997 compared to the comparable period for 1996. The reduction in the average balance of investment securities for 1997 compared to the prior year is due to the maturity of $6.8 million of securities during the first quarter of 1997, and sales and maturities of available-for-sale securities totaling $10.3 million during the first quarter of 1996. Proceeds from the sale and maturity of securities were used to fund loan growth.

The average yield on earning assets decreased to 8.39% for the first quarter of 1997 from 8.48% for the first quarter of 1996. The overall decrease in yield in the first quarter of 1997 can be attributed to the decrease in the average yield on loans, including the effect of the interest rate swaps, to 9.21% from 9.50% for the same period last year. Pricing spreads on variable-rate commercial and real estate loans decreased modestly in 1997 compared to 1996 due to competitive pricing practices in the Company's market area. In addition, the yield on real estate loans for the first quarter of 1997 was impacted by the reversal of approximately $80,000 of accrued interest on two real estate loans that were placed on nonaccrual status. The average yield on loans is impacted by changes in the national prime rate. The national prime rate increased to 8.50% from 8.25% on March 26, 1997. The last change in the prime rate was a reduction from 8.50% to 8.25% on January 31, 1996.

The net interest margin increased to 5.58% for the first quarter of 1997 from 5.56% for the comparable period of the prior year. The increase in the net interest margin is attibutable in part to a change in the earning asset mix that includes a higher proportion of loans to investment securities. On a year-to-date basis, average loans increased to 79% of total average earning assets for the current year from 77% of average earning assets a year ago. The Company's overall cost of funds decreased slightly for the first quarter of 1997 to 4.04% from 4.05% for the first quarter of 1996.

PROVISION FOR POSSIBLE LOAN LOSSES

The Company recorded a $350,000 provision for possible loan losses for the first quarter of 1997. Gross loan charge-offs and recoveries for the quarter were $11,000 and $59,000, respectively. Nonaccrual loans increased to $7.9 million at March 31, 1997 from $2.8 million at December 31, 1996. The loan loss provision was increased in the first quarter to support growth in the loan portfolio and to increase reserves associated with one real estate loan that was
placed on nonaccrual status.   The ratio of the allowance for possible loan
losses to total loans was 1.54% at March 31, 1997 and 1.94% at March 31, 1996. Refer to NOTE 3-LOANS of the Company's consolidated financial statements which are included in Part I. Item 1. of this Form 10-Q and to "Asset Quality" below. The Company recorded a $280,000 provision for possible loan losses for the first three months of 1996. Year-to-date loan charge-offs and recoveries for the first quarter of 1996 were $47,000 and $184,000, respectively, representing a year-to-date net recovery of $137,000.

NONINTEREST INCOME

The following tables set forth the major components of noninterest income for the periods indicated:

                                                            Three Months Ended
 (DOLLARS IN THOUSANDS)                                           March 31,
--------------------------------------------------------------------------------
                                                            1997           1996
                                                       ---------       --------
 Service charges on deposit accounts                    $    261       $    386
 Other fees and charges                                      654            610
 Merchant bankcard income                                    119            117
 Net gain on sales of securities                             -               14
 Net gain on sale of SBA loans                                78            -
 Net gain (loss) on sales of fixed assets                      4             (1)
 Life insurance income                                        32             27
 Other income                                                109            134
--------------------------------------------------------------------------------
 Total noninterest income                               $  1,257       $  1,287
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Noninterest income was $1.3 million for each of the three months ended March 31, 1997 and 1996, respectively.
Noninterest income for the first quarter of 1997 includes a $78,000 gain on sale of SBA loans.

NONINTEREST EXPENSE

The following tables provide detail of the Company's noninterest expense by category for the periods indicated:

                                                             Three Months Ended
 (DOLLARS IN THOUSANDS)                                          March 31,
--------------------------------------------------------------------------------
                                                            1997           1996
                                                        --------       --------
 Salaries and employee benefits                         $  2,527       $  2,649
 Net occupancy, furniture and equipment                      847          1,110
 Professional and legal fees                                 340            321
 Postage and delivery                                        149            161
 Goodwill amortization                                       135            114
 Software                                                    121             61
 Merchant bankcard expense                                    95             97
 Office supplies                                              87             80
 Advertising and promotion                                    81             95
 Telecommunications                                           80            112
 Insurance and assessment                                     68            101
 Data processing                                              62             70
 Operating losses                                             57             61
 Professional and community                                   50             49
 Other real estate owned, net                                 (2)            62
 Miscellaneous                                               182            181
--------------------------------------------------------------------------------
 Total noninterest expense                              $  4,879       $  5,324
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 Annualized noninterest expense as a %
       of average earning assets                           4.59%          5.25%


Noninterest expense for the first quarter of 1997 decreased to $4.9 million from $5.3 million for the first quarter of 1996. The reduction in noninterest expense occurred as a result of ongoing expense reduction efforts and the realization of cost savings, particularly in the areas of salaries and occupancy expenses, resulting from the sale of two branches and the consolidation of a third branch completed during the first quarter of 1996.

FINANCIAL CONDITION

Total assets at March 31, 1997 were $507.1 million, an increase of $31.1 million from $476.0 million at December 31, 1996. Gross loan balances increased slightly to $348.1 million at March 31, 1997 from $347.9 million at December 31, 1996. Total deposits increased to $448.6 million at March 31, 1997 from $415.3 million at December 31, 1996. The increase in deposit balances is primarily due to the Bank's core deposit generation programs and to increases in short-term money market deposits.

The following table provides a summary comparison of assets and liabilities in the Company's consolidated balance sheets and the percentage change in these balances for the dates indicated:



                                                       March 31,   December 31,         Amount       Percent
 (DOLLARS IN THOUSANDS)                                   1997          1996             Change       Change
-------------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and cash equivalents                            $  74,731      $  33,768      $  40,963        121.31%
 Securities available-for-sale, at fair value            66,981         74,533         (7,552)       -10.13%
 Investment in Federal Home Loan Bank stock, at cost      1,473          1,450             23          1.59%
 Investment in Federal Reserve Bank stock, at cost          607            607              -          0.00%
 Loans, net                                             342,070        342,228           (158)        -0.05%
 Premises and equipment, net                              7,403          7,740           (337)        -4.35%
 Other real estate owned, net                               654            536            118         22.01%
 Accrued interest receivable                              2,665          3,931         (1,266)       -32.21%
 Other assets                                            10,542         11,220           (678)        -6.04%
-------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                   $  507,126     $  476,013      $  31,113          6.54%
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits
      Noninterest-bearing deposits                   $  130,850     $  125,903       $  4,947          3.93%
      Interest-bearing demand deposits                  116,603        104,435         12,168         11.65%
      Savings deposits                                   48,904         39,755          9,149         23.01%
      Time certificates of deposit                      152,261        145,233          7,028          4.84%
-------------------------------------------------------------------------------------------------------------
                    Total deposits                      448,618        415,326         33,292          8.02%
-------------------------------------------------------------------------------------------------------------
 Borrowed funds and other interest-
    bearing liabilities                                   5,830          8,096         (2,266)       -27.99%
 Accrued interest payable and other liabilities           2,307          2,672           (365)       -13.66%
 Total shareholders' equity                              50,371         49,919            452          0.91%
-------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  507,126     $  476,013      $  31,113          6.54%
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------



CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and overnight investment of excess cash balances as Federal funds sold. The Company maintains balances at correspondent banks adequate to cover daily inclearings and other charges. The Company's net reserve requirement with the Federal Reserve Bank was $2.1 million at March 31, 1997.

Cash and cash equivalents increased $40.9 million to $74.7 million at March 31, 1997 from $33.8 million at December 31, 1996. The increase is due to a $42.0 million increase in investments in overnight Federal funds sold.

INVESTMENT SECURITIES

The Company's available-for-sale securities portfolio includes U.S. Treasury securities and U.S. government agency securities, most of which are mortgage-backed securities.

The following table sets forth the maturity distribution of the Company's investment securities at their estimated fair values at March 31, 1997:



                                                                             Maturing in
------------------------------------------------------------------------------------------------------------------------
                                                                 Over one      Over five
                                                   One year   year through  years through         Over
 (DOLLARS IN THOUSANDS)                             or less     five years     ten years       ten years         Total
------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations
  of U.S. goverment agencies                      $  14,728      $  12,745      $       -      $      81     $  27,554
Mortgage-backed securities                                -         33,847          5,580              -        39,427
------------------------------------------------------------------------------------------------------------------------
    Total                                         $  14,728      $  46,592      $   5,580      $      81     $  66,981
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------



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

Refer to NOTE 3-LOANS of the Company's consolidated financial statements which are included in Part 1. Item 1. of this Form 10-Q for a comparison of loans by category at March 31, 1997 and December 31, 1996.

COMMERCIAL LOANS. Commercial loans totaled $165.3 million, or 47.5%, of total loans and $160.6 million, or 46.2%, of total loans at March 31, 1997 and December 31, 1996, respectively. Most of the Bank's commercial borrowers and customers are small-to medium-sized businesses and professionals. Most of the commercial loans are short term and bear a floating rate of interest. Approximately 63% of the commercial loan portfolio is secured. Collateral for these loans consists of accounts receivable, inventories, equipment and other business assets, including real estate. At March 31, 1997, $42.2 million, or 12.1%, of total loans were secured by accounts receivable as compared to $40.6 million, or 11.7%, of loans at December 31, 1996. Commercial loans secured by real estate comprised $18.3 million, or 5.3%, of total loans at March 31, 1997, compared to $14.4 million, or 4.2%, of loans at December 31, 1996. In 1995, the Company began participating in government-insured lending programs, including SBA loans. At March 31, 1997, the Company had $18.7 million of SBA loans.

REAL ESTATE CONSTRUCTION LOANS. Real estate construction loans increased to $10.1 million, or 2.9%, of total loans at March 31, 1997 compared to $8.5 million, or 2.5%, of total loans at December 31, 1996. The Company's construction loan products are primarily targeted to developers of quality entry-level housing projects, to existing borrowers who are owner/users of commercial industrial property, and CRA community projects.

REAL ESTATE MORTGAGE LOANS. Real estate mortgage loans comprise $105.7 million, or 30.4%, of the total loan portfolio at March 31, 1997 compared to $105.1 million, or 30.2%, of the total loans outstanding at December 31, 1996. Commercial real estate loans comprise the majority of the Company's mortgage loan portfolio. New real estate loans are generally made only to existing borrowers who are owner/users or to new borrowers who provide a new major banking relationship and demonstrate adequate cash flows. All new real estate borrowers must provide financial reporting that meets FDICIA standards and the loans must meet the Company's underwriting standards. The majority of the Company's real estate loans are secured by first trust deeds; and approximately 50% are to owner/users.

CONSUMER LOANS. Consumer loans decreased to $67.1 million, or 19.3%, of the loan portfolio at March 31, 1997 from $73.6 million, or 21.2%, of total loans at December 31, 1996. The decrease in consumer loan balances at March 31, 1997 occured in homeowner equity loans, stock secured loans, and loans to high net worth individuals. The consumer loan portfolio at March 31, 1997 includes $26.4 million of home equity loans and home equity lines of credit representing 7.6% of total loans. Auto and recreational vehicle loans comprise approximately $18.6 million, or 5.4%, of total loans, and lines of credit to high net worth individuals comprise $17.1 million, or 4.9% of total loans. The levels of consumer loans at period ends may fluctuate and may not necessarily be representative of average levels experienced during the respective periods due to the timing of advances and payments made on such loans by borrowers.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES. The following table sets forth the maturity distribution of the Company's loan portfolio (excluding consumer and nonaccrual loans) at March 31, 1997, based on remaining scheduled principal repayments:



                                                                 Maturing in
---------------------------------------------------------------------------------------------------------
                                                                 Over one
                                                   One year   year through       Over five
 (DOLLARS IN THOUSANDS)                             or less     five years        years         Total
---------------------------------------------------------------------------------------------------------
 Commercial                                      $   91,357     $   53,256     $   19,503    $  164,116
 Real estate, construction                            5,326          2,236          2,507        10,069
 Real estate, mortgage                               10,618         64,867         23,515        99,000
---------------------------------------------------------------------------------------------------------
    Total                                        $  107,301     $  120,359     $   45,525    $  273,185
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


The following table sets forth information on sensitivity to changes in interest rates for the Company's loan portfolio (excluding consumer and nonaccrual loans) at March 31, 1997:



                                                             Maturing or Repricing in
---------------------------------------------------------------------------------------------------------
                                                                 Over one
                                                   One year   year through     Over five
 (DOLLARS IN THOUSANDS)                             or less     five years       years           Total
---------------------------------------------------------------------------------------------------------
 Fixed interest rates                            $   22,563     $   45,561     $   17,498    $   85,622
 Variable interest rates                            187,030             29            504       187,563
---------------------------------------------------------------------------------------------------------
     Total                                       $  209,593     $   45,590     $   18,002    $  273,185
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


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

Nonaccrual loans increased to $7.9 million, or 2.26% of total loans, at March 31, 1997 from $2.8 million, or 0.82% of total loans, at December 31, 1996. The increase was primarily due to one matured real estate loan that was placed on nonaccrual status following the completion of an updated collateral valuation analysis. Payments on the loan were current as of March 31, 1997.

Nonaccrual loans by category are summarized below:



                                                       March 31,   December 31,
 (DOLLARS IN THOUSANDS)                                   1997          1996
--------------------------------------------------------------------------------
 Commercial                                             $  1,140      $  1,316
 Real estate, construction                                     -           -
 Real estate, mortgage                                     6,691         1,446
 Consumer                                                     40            84
--------------------------------------------------------------------------------
     Total nonaccrual loans                             $  7,871      $  2,846
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Delinquent loans (past due 30 to 89 days and still accruing interest) by category are summarized below:



                                                       March 31,   December 31,
 (DOLLARS IN THOUSANDS)                                   1997          1996
--------------------------------------------------------------------------------
 Commercial                                             $    948      $  1,273
 Real estate, construction                                     -           -
 Real estate, mortgage                                       979           415
 Consumer                                                    719         1,125
--------------------------------------------------------------------------------
     Total delinquent loans                             $  2,646      $  2,813
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

 Percentage of total gross loans:
     Nonaccrual loans                                       2.26%         0.82%
     Delinquent loans, still accruing interest              0.76%         0.81%
     Nonaccrual and delinquent loans                        3.02%         1.63%


ALLOWANCE FOR POSSIBLE LOAN LOSSES

A certain degree of risk is inherent in the extension of credit. Management has adopted a policy to maintain the allowance for possible loan and lease losses at a level considered by management to be adequate to absorb estimated known and inherent risks in the existing portfolio.

Management performs a comprehensive analysis of the loan portfolio and its current allowance for loan losses on a regular basis to determine if loans are currently protected according to financial and collateral standards deemed acceptable. The allowance for possible loan losses represents management's recognition of the assumed risks of extending credit and the quality of the loan portfolio. The allowance is management's estimate, which is inherently uncertain and depends on the outcome of future events. The evaluation of the quality of the loan portfolio considers the borrower's management, financial condition, cash flow and repayment program, as well as the existence of collateral and guarantees. External business and economic factors beyond the borrower's control, combined with the Company's previous loan loss experience, are considered in management's evaluation of the allowance for possible loan losses. In addition, bank regulatory authorities, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses and may recommend additions to the allowance based on their assessment of information available to them at the time of their examination.

When it is determined that additions are required, additions to the allowance are made through charges to operations and are reflected in the statements of operations as a provision for loan losses. Loans which are deemed to be uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited back to the allowance.

Management's analysis of loan portfolio for the first quarter of 1997 considered the factors discussed above and incorporated the

Company's actual four year average charge-off experience for purposes of determining the adequacy of the allowance for possible loan losses. The valuation analysis supports a 1.30% ratio of allowance to total loans. The Company's 1.54% ratio of the allowance for possible loans losses to total loans at March 31, 1997 remains above this level.

Refer to NOTE 3-LOANS of the Company's consolidated financial statements which are included in Part I. Item 1. of this Form 10-Q for additional information concerning activity in the allowance for possible loan losses, including
charge-offs and recoveries.   The provision for possible loan losses is
discussed above.  See "Provision for Loan Losses."

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


                                                     Three months
                                                         Ended      Year Ended
                                                       March 31,   December 31,
 (DOLLARS IN THOUSANDS)                                   1997          1996
--------------------------------------------------------------------------------
 Balance, beginning of period                           $    536       $  2,073
     Additions                                               118            699
     Sales                                                     -         (4,317)
     Valuation                                                 -          2,081
--------------------------------------------------------------------------------
 Balance, end of period                                 $    654       $    536
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


At March 31, 1997, the OREO portfolio consisted of three properties.   The
Company is actively marketing these properties.

DEPOSITS

Total deposits at March 31, 1997 were $448.6 million, a $33.3 million increase from $415.3 million at December 31, 1996.


The following table sets forth the distribution of average deposits and the rates paid thereon for the periods indicated:


                                                  Three Months Ended                        Year Ended
                                                    March 31, 1997                       December 31, 1996
-------------------------------------------------------------------------------------------------------------------------
                                     Average                                      Average
(DOLLARS IN THOUSANDS)               Balance        Rate (1)    % of total        Balance           Rate     % of total
-------------------------------------------------------------------------------------------------------------------------
Demand deposits                   $  125,736                        30.07%     $  119,570                        29.70%
NOW/MMDA                             104,119          2.82%         24.91%         95,098          2.58%         23.63%
Savings                               42,295          2.32%         10.12%         44,272          2.11%         11.00%
TCDs                                 145,827          5.28%         34.90%        143,582          5.36%         35.67%
-------------------------------------------------------------------------------------------------------------------------
    Deposits                      $  417,977                       100.00%     $  402,522                       100.00%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

 (1)  Annualized.

The increase in average deposit balances to $418.0 million at March 31, 1997 from $402.5 million at December 31, 1996 can be attributed to various core deposit promotions by the Bank, as well as to an increase in short-term money market deposits at March 31, 1997.

The reduction in the average rate paid on time certificates of deposit ("TCD") to 5.28% for the three months ending March 31, 1997 from 5.36% for the comparable period in 1996, is largely due to the managed reduction in higher
rate TCD accounts raised through TCD promotion programs.   These accounts have
largely been replaced with lower cost deposits.

The following table sets forth the maturities of the Company's time certificate of deposit accounts at the dates indicated:


                                                                                   March 31,1997
                                                                                    Maturing in
------------------------------------------------------------------------------------------------------------------------
                                                             Over three       Over six
                                          Three months    months through   months through          Over
 (DOLLARS IN THOUSANDS)                     or less          six months     twelve months     twelve months      Total
------------------------------------------------------------------------------------------------------------------------
    Under $100,000                           $  26,885         $  24,845        $  13,683       $  7,064     $  72,477
    $100,000 and over                           32,719            36,110            9,185          1,770        79,784
------------------------------------------------------------------------------------------------------------------------
         Total                               $  59,604         $  60,955        $  22,868       $  8,834    $  152,261
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

                                                                              December 31, 1996
                                                                                 Maturing in
------------------------------------------------------------------------------------------------------------------------
                                                             Over three         Over six
                                          Three months    months through   months through          Over
 (DOLLARS IN THOUSANDS)                      or less         six months     twelve months     twelve months     Total
------------------------------------------------------------------------------------------------------------------------
    Under $100,000                           $  31,750         $  20,563        $  19,700       $  9,564     $  81,577
    $100,000 and over                           41,016             9,170           11,097          2,373        63,656
------------------------------------------------------------------------------------------------------------------------
         Total                               $  72,766         $  29,733        $  30,797      $  11,937    $  145,233
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------


BORROWED FUNDS AND OTHER INTEREST-BEARING LIABILITIES

Borrowed funds and other interest-bearing liabilities consist of overnight Federal funds purchased, Treasury, tax and loan notes ("TT&L"), obligations to senior lienholders for certain OREO properties and deferred compensation liabilities. The balance of borrowed funds and other interest-bearing liabilities decreased to $5.8 million at March 31, 1997 from $8.1 million at December 31, 1996. $1.9 million of overnight Federal funds purchased were outstanding at December 31, 1996. There were no Federal funds purchased as of March 31, 1997.

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

The following gap repricing table sets forth information concerning the Company's rate-sensitive assets and rate-sensitive liabilities, including the off-balance sheet amount for the interest rate swap, as of March 31, 1997. Such assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following gap table. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees and at different times to changes in market interest rates. Also, loan prepayments and changes in the mix or level of deposits could cause the interest sensitivities to vary from those which appear in the table.


                                                            Over three       Over one
                                           Three months   months through  year through       Over
 (DOLLARS IN THOUSANDS)                       or less      twelve months   five years     five years      Total
-------------------------------------------------------------------------------------------------------------------
 INTEREST-EARNING ASSETS
    Federal funds sold                       $  45,808      $       -      $       -       $      -     $  45,808
    Investment securities, at cost                   -         14,773         48,310          5,978        69,061
    Gross Loans (1)                            205,981         45,782         60,474         28,001       340,238
    Interest rate swap                          50,000              -              -              -        50,000
-------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets       $ 301,789      $  60,555      $ 108,784       $ 33,979     $ 505,107
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

 INTEREST-BEARING LIABILITIES
    Interest-bearing demand and
      savings deposits                       $       -      $  39,293      $ 109,075       $ 17,139     $ 165,507
    Time certificates of deposit                59,604         83,823          8,817             17       152,261
    Other borrowings and interest-
      bearing liabilities                        4,623          1,207              -              -         5,830
    Interest rate swap                          50,000              -              -              -        50,000
-------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities  $ 114,227      $ 124,323      $ 117,892       $ 17,156     $ 373,598
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

 Interest rate sensitivity gap               $ 187,562      $ (63,768)     $  (9,108)      $ 16,823
 Cumulative interest rate sensitivity gap      187,562        123,794        114,686        131,509
 Cumulative interest rate sensitivity gap
    as a percentage of total interest-
    earning assets                              37.13%         24.51%         22.71%         26.04%
-------------------------------------------------------
(1) Excludes nonaccrual loans of $7.9 million.


At March 31, 1997, the Company's rate-sensitive balance sheet was shown to be in a positive gap position over a one-year horizon. The gap between assets and liabilities that reprice within 12 months was $123.8 million or 24.51% of assets. The table above implies that the Company is moderately asset-sensitive and that its earnings would increase in the short-term if interest rates rise. Repricing of the Company's interest-bearing demand and savings deposits generally lags repricing on the Company's variable rate loan portfolio. These core deposits tend to be fairly stable over time and exhibit a low sensitivity to changes in interest rates. In preparing the gap table, management distributes core deposit balances across the maturity ranges in accordance with regulatory guidelines in order to incorporate these characteristics of its core deposits.

In addition to utilizing the repricing gap table above in managing its interest rate risk, the Company performs a quarterly income simulation analysis. This simulation analysis provides a dynamic evaluation of the Company's balance sheet and income statement under varying scenarios, providing an estimate of both the dollar amount and percentage change in net interest income under various changes in interest rates. Based on the income simulation analysis conducted as of March 31, 1997, the Company remains moderately asset-sensitive. Thus, a rising rate environment would tend to lead to a moderate increase in net interest income.

LIQUIDITY

Liquidity management involves the Company's ability to meet the cash flow requirements of its customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Company's liquid assets consist of cash and cash equivalents and investment securities, excluding those pledged as collateral. The Company has established policy guidelines to support the sound management of its liquidity position based on regulatory guidance and industry practice. It is the Company's policy to maintain a liquidity ratio (liquid assets to liabilities) of between 20% and 40%, and to limit gross loans to no more than 85% of deposits. At March 31, 1997, the Company's ratios were within these guidelines: the liquidity ratio was 27.4% and the loan to deposit ratio was 77.6%. At December 31, 1996, the Company's liquidity ratio was 21.64% and the loan to deposit ratio was 83.59%.

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

While the Company currently has no plans to liquidate securities in the portfolio, it has sold securities in previous years. The likelihood that securities would be sold in the future and the potential for losses to be realized remains uncertain. In the event that securities held as available-for-sale were sold at a loss, any loss would be reflected in the results of operations on an after-tax basis. However, there would be no expected impact on the Company's financial condition, given that the securities are carried at their estimated fair value, net of any unrealized loss. The unrealized loss on available-for-sale securities increased to $2.1 million at March 31, 1997 from $1.5 million at December 31, 1996.

The Company's liquid assets were $121.6 million at March 31, 1997, an increase of $32.3 million from December 31, 1996. The increase can be attributed to the increase in deposit balances as previously discussed.

Secondary sources of liquidity include reverse repurchase arrangements to borrow cash for short to intermediate periods of time using the Company's available-for-sale securities as collateral, Federal funds lines of credit that allow the Company to temporarily borrow an aggregate of up to $35.0 million from three commercial banks and a $5.4 million line of credit with the Federal Home Loan Bank ("FHLB") collateralized by mortgage loans. At March 31, 1997, the Company had approximately $53.2 million in unpledged securities that could be used to secure borrowings such as reverse repurchase agreements. During the three months ended March 31, 1997, the largest amount of funds so borrowed was $9.8 million. Federal funds arrangements with correspondent banks are subject to the terms of the individual arrangements and may be terminated at the discretion of the correspondent bank. Federal funds purchases of up to $10.0 million were borrowed during the quarter ended March 31, 1997.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. The regulations require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders' equity and perpetual preferred stock, less goodwill and certain other deductions, with the remaining, or Tier 2, capital consisting of other elements, primarily subordinated debt, mandatory convertible debt, and grandfathered senior debt, plus the allowance for possible loan losses, subject to certain limitations. As of December 1992, the risk-based capital rules were further supplemented by a leverage ratio defined as Tier 1 capital divided by quarterly average assets after certain adjustments. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not meeting these standards are expected to have ratios of at least 4 to 5 percent, depending on their particular condition and growth plans. Higher capital ratios can be mandated by the regulators if warranted by the particular circumstances or risk profile of a banking organization. In the current regulatory environment, banking companies must stay well-capitalized, as defined in the banking regulations, in order to receive favorable regulatory treatment on acquisitions and favorable risk-based deposit insurance assessments. Management seeks to maintain capital ratios in excess of the regulatory minimums. As of March 31, 1997, the capital ratios of the Company and the Bank exceeded the well-capitalized thresholds prescribed in the rules.

The following table sets forth the Company's and the Bank's leverage and risk-based capital ratios at March 31, 1997:





                                      Company                                 Bank
-----------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)        Amount             %               Amount             %
-----------------------------------------------------------------------------------------------
Leverage ratio                $48,041            10.12%          $46,301             9.75%
    Regulatory minimum         18,997             4.00% (c)       18,986             4.00% (c)
    Excess                     29,044             6.12%           27,315             5.75%
Risk-based ratios
    Tier 1 capital            $48,041 (a)        11.11% (b)      $46,301  (a)       10.72% (b)
    Tier 1 minimum             17,295             4.00% (c)       17,284             4.00% (c)
    Excess                     30,746             7.11%           29,017             6.72%

    Total capital             $53,386 (d)        12.35% (b)      $51,646  (d)       11.95% (b)
    Total capital minimum      34,591             8.00%           34,569             8.00% (c)
    Excess                     18,795             4.35%           17,077             3.95%
-----------------------------------------------------------------------------------------------

(a) Includes common shareholders' equity (excluding unrealized losses on available-for-sale securities) less goodwill and other intangibles. The Tier 1 capital ratio is adjusted for the disallowed portion of deferred tax assets, if applicable.

(b) Risk-weighted assets of $432.4 million and $432.1 million were used to compute these percentages for the Company and the Bank, respectively.

(c) Insured institutions, such as the Bank, must maintain a leverage capital ratio of at least 4% or 5%, a Tier 1 captial ratio of at least 4% or 6%, and a Total captial ratio of at least 8% or 10% in order to be categorized adequately capitalized or well-capitalized, respectively.

(d) Tier 1 capital plus the allowance for loan losses, limited to 1.25% of total risk-weighted assets.

Part II. Other Information

Item 1.  Legal Proceedings
              Not Applicable
Item 2.  Changes in Securities
              On January 30, 1997, the Company amended Section 10 of its by-laws relating to action taken by holders of the Company's common stock by written consent without a meeting. Such amendment institutes a more detailed procedure whereby a record date will be set to determine shareholders entitled to consent to action in writing without a meeting. The amendment also requires that: (1) the Company appoint independent inspectors of election for the purpose of performing a ministerial review of the validity of such consents; (2) all such consents bear the date of signature of each shareholder signing such consent; and (3) no written consent dated more than sixty (60) days after the earliest dated consent received by the Company pertaining to such action shall be effective.
Item 3.  Defaults Upon Senior Securities
              Not Applicable
Item 4.  Submission of Matters to a Vote of Security Holders
              Not Applicable
Item 5.  Other Information
              Not Applicable
Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                                    Exhibit Index
--------------------------------------------------------------------------------

Exhibit                      Description
 No.
--------------------------------------------------------------------------------

3(i).1   SC Bancorp Articles of Incorporation (d)
3(i).2 Certificate of Amendment to SC Bancorp Articles of Incorporation dated May 9, 1995(e)
3(ii).1  Amended and Restated Bylaws of SC Bancorp(f)
4.1      Specimen Common Stock Certificate(a)
4.2      SC Bancorp 1989 Stock Option Plan(c)
4.3.1    Amended and restated Southern California Bank Employee Retirement
         Plan(b)
4.3.2 First amendment to the amended and restated Southern California Bank Employee Retirement Plan(e)
4.3.3 Second amendment to the amended and restated Southern California Bank Employee Retirement Plan(e)
4.3.4 Third amendment to the amended and restated Southern California Bank Employee Retirement Plan(e)
4.3.5 Fourth amendment to the amended and restated Southern California Bank Employee Retirement Plan(e)
4.4.1    SC Bancorp Executive Deferral Plan (IV)(c)
4.4.2    Amendment No. 6 to SC Bancorp Executive Deferral Plan I
4.4.3    Amendment No. 3 to SC Bancorp Executive Deferral Plan II
4.4.4    Amendment No. 2 to SC Bancorp Executive Deferral Plan III
4.4.5 Amendment No. 2 to the amended and restated Southern California Bank Executive Deferral Plan IV
4.4.6 Amendment No. 1 to the Master Trust Agreement for SC Bancorp Executive Deferral Plans
4.5      Southern California Bank Executive Incentive Compensation Plans for
         1994(a)
4.6      Southern California Bank Executive Incentive Compensation Plans for
         1995(e)
4.7      Southern California Bank Executive Incentive Compensation Plans for
         1996(f)
10.1 Employment Agreement between SC Bancorp and Southern California Bank and Larry D. Hartwig, dated January 1, 1997(f)
10.2 Employment Agreement between SC Bancorp and Southern California Bank and David A. McCoy, dated February 25, 1992(f)
10.3 Amended and Restated Employment Security Agreement between SC Bancorp and Southern California Bank and David A. McCoy, dated January 1, 1997(f)
10.4 Amended and Restated Employment Security Agreement between SC Bancorp and Southern California Bank and Bruce W. Roat, dated January 1, 1997(f)

10.5 Amended and Restated Employment Security Agreement between SC Bancorp and Southern California Bank and Ann E. McPartlin, dated January
         1, 1997(f)
10.6 Amended and Restated Employment Security Agreement between SC Bancorp and Southern California Bank and M. V. Cummings, dated January 1, 1997(f)
27.1     Financial Data Schedule

--------------------------------------------------------------------------------

  (a) This exhibit is contained in SC Bancorp's Registration Statement on Form S-2, filed with the Commission on March 9, 1994, (Commission File No. 33-76274), and incorporated herein by reference.
  (b) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1991, filed with the Commission on March 30, 1992, (Commission File No. 0-11046) and incorporated herein by reference.
  (c) This exhibit is contained in SC Bancorp's Proxy Statement, filed with the Commission on on March 23, 1990, (Commission File No. 0-11046) and incorporated herein by reference.
  (d) This exhibit is contained in SC Bancorp's Quarterly Report on Form 10-Q for the period ended March 31, 1995, filed with the Commission on May 15, 1995, (Commission File No. 0-11046) and incorporated herein by reference.
  (e) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31,1995, filed with the Commission on March 29, 1996, (Commission File No. 0-11046) and incorporated herein by reference.
  (f) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission of March 27, 1997, (Commission File No. 0-11046) and incorporated herein by reference.
-------------------
  (b)    Reports filed on Form 8-K
         None filed during the first quarter of 1997.


                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:         9 May, 1997                        SC BANCORP
                                                 (Registrant)

    `                                       By:  /S/  Bruce Roat
                                                 ----------------------------
                                                 Bruce Roat
                                                 E.V.P./C.F.O.
                                                 (Principal Financial and
                                                  Accounting Officer)