Form 10-Q
period 1997-06-30
SC BANCORP
filed 1997-08-11
CIK 351617

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

There were 7,498,365 shares of common stock for the registrant issued and outstanding as of August 1, 1997.

Part I.

 Item 1. Financial Statements

             SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                          Consolidated Balance Sheets

                                                                   June 30,   December 31,
 (DOLLARS IN THOUSANDS)                                              1997         1996
-----------------------------------------------------------------------------------------
 ASSETS
 Cash and due from banks                                          $  37,639     $  29,968
 Federal funds sold                                                  27,804         3,800
-----------------------------------------------------------------------------------------
     Cash and cash equivalents                                       65,443        33,768
-----------------------------------------------------------------------------------------
 Securities available-for-sale, at fair value (Notes 1 and 2)        73,465        74,533
 Investment in Federal Home Loan Bank stock, at cost                  1,495         1,450
 Investment in Federal Reserve Bank stock, at cost                      621           607

 Loans (Notes 1 and 3)                                              350,584       347,864
     Less:  Deferred fee income                                        (638)         (689)
            Allowance for possible loan losses                       (5,062)       (4,947)
-----------------------------------------------------------------------------------------
     Loans, net                                                     344,884       342,228
-----------------------------------------------------------------------------------------
 Premises and equipment, net                                          7,017         7,740
 Other real estate owned, net                                           654           536
 Accrued interest receivable                                          3,748         3,931
 Other assets                                                        10,567        11,220
-----------------------------------------------------------------------------------------
 TOTAL ASSETS                                                    $  507,894    $  476,013
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
 LIABILITIES
 Deposits:
     Noninterest-bearing                                         $  137,616    $  125,903
     Interest-bearing                                               308,629       289,423
-----------------------------------------------------------------------------------------
     Total deposits                                                 446,245       415,326
-----------------------------------------------------------------------------------------
 Borrowed funds and other interest-bearing liabilities                7,342         8,096
 Accrued interest payable and other liabilities                       2,522         2,672
-----------------------------------------------------------------------------------------
     Total liabilities                                              456,109       426,094
-----------------------------------------------------------------------------------------
 SHAREHOLDERS' EQUITY
 Preferred stock, no par or stated value:
  10,000,000 shares authorized;
     no shares issued or outstanding                                      -           -
 Common stock, no par or stated value:
  20,000,000 shares authorized;
     7,498,365 and 7,486,375 shares issued
     and outstanding at June 30, 1997 and
     December 31, 1996, respectively.                                37,807        37,738
 Retained earnings                                                   15,502        13,055
 Dividends paid                                                        (749)          -
 Unrealized loss on available-for-sale securities,
 net of taxes (Note 1)                                                 (775)         (874)
-----------------------------------------------------------------------------------------
     Total Shareholders' Equity                                      51,785        49,919
-----------------------------------------------------------------------------------------
 TOTAL LIABILITIES and SHAREHOLDERS' EQUITY                      $  507,894    $  476,013
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                    Consolidated Statements of Operations

                                                      Three Months Ended           Six Months Ended
 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           June 30,                    June 30,
--------------------------------------------------------------------------------------------------------
                                                        1997          1996          1997           1996
                                                     --------      --------      ---------     ---------
 INTEREST INCOME
 Interest and fees on loans                          $  7,997      $  7,390      $  15,759     $  14,768
 Interest on investment securities                      1,008         1,061          1,959         2,204
 Interest on Federal funds sold                           516            91            717           172
--------------------------------------------------------------------------------------------------------
     Total interest income                              9,521         8,542         18,435        17,144
--------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE
 Interest on deposits:
     Interest-bearing demand                              764           571          1,489           966
     Savings                                              396           233            638           481
     Time certificates of deposit                       2,004         1,897          3,904         3,914
--------------------------------------------------------------------------------------------------------
     Total interest on deposits                         3,164         2,701          6,031         5,361
 Other interest expense                                   101           183            215           489
--------------------------------------------------------------------------------------------------------
     Total interest expense                             3,265         2,884          6,246         5,850
--------------------------------------------------------------------------------------------------------

 Net interest income                                    6,256         5,658         12,189        11,294
 Provision for (recovery of) possible
  loan losses (Note 3)                                    300          (750)           650          (470)
--------------------------------------------------------------------------------------------------------
 Net interest income after provision
  for possible loan losses                              5,956         6,408         11,539        11,764
--------------------------------------------------------------------------------------------------------
 NONINTEREST INCOME                                     1,186         1,246          2,443         2,533
 NONINTEREST EXPENSE:
     Salaries and benefits                              2,424         2,559          4,951         5,178
     Net occupancy, furniture and equipment               873         1,078          1,720         2,188
     Other operating expense                            1,614         2,436          3,119         4,031
--------------------------------------------------------------------------------------------------------
     Total noninterest expense                          4,911         6,073          9,790        11,397
--------------------------------------------------------------------------------------------------------
 Income before provision for income taxes               2,231         1,581          4,192         2,900
 Provision for income taxes                               929           661          1,745         1,217
--------------------------------------------------------------------------------------------------------
 NET INCOME                                          $  1,302        $  920       $  2,447      $  1,683
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
 Weighted average number of shares outstanding          7,495         7,475          7,491         7,474
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
 Earnings per share                                   $  0.17       $  0.12        $  0.33       $  0.23
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           SC BANCORP AND ITS SUBSIDIARY, SOUTHERN CALIFORNIA BANK
                    Consolidated Statements of Cash Flows

                                                                          Six months ended
 (DOLLARS IN THOUSANDS)                                                        June 30,
----------------------------------------------------------------------------------------------
                                                                          1997          1996
                                                                        --------      --------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $  2,447       $ 1,683
     Adjustments to reconcile net income
      to net cash provided
      by operating activities:
          Provision for (recovery of) possible loan losses                   650          (470)
          Provision for loss on OREO                                           -           369
          Gain on sale of available-for-sale investment securities             -           (14)
          Net amortization of premiums on investment securities              372           467
          Loss on sale of OREO                                                 -            16
          Gain on sale of loans                                              (78)          -
          Net (decrease) increase in deferred fees and
           unearned income on loans                                          (51)           31
          Depreciation and amortization                                      800           951
          (Gain) loss on sale of fixed assets                                 (4)           24
          Decrease in accrued interest receivable and
           other assets                                                      763           697
          (Decrease) increase in accrued interest payable
            and other liabilities                                           (150)        1,323
----------------------------------------------------------------------------------------------
     Net cash provided by operating activities                             4,749         5,077
----------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of available-for-sale
      investment securities                                                  -           8,549
     Proceeds from maturities of available-for-sale
      investment securities                                                8,867         4,005
     Purchase of available-for-sale investment securities                 (8,000)          -
     Purchase of FHLB and FRB stock                                          (58)         (202)
     Proceeds from sale of loans                                           1,299           -
     Loans funded, net of payments received                               (4,507)       (6,749)
     Proceeds from sale of OREO                                                -           567
     Proceeds from sale of fixed assets and other assets                       4           197
     Purchase of fixed assets                                                (77)         (138)
----------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities             (2,472)        6,229
----------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                  69            23
     Dividends paid                                                         (749)          -
     Increase (decrease) in noninterest-bearing deposits                  11,713        (8,871)
     Increase in interest-bearing deposits                                19,206         3,662
     (Decrease) increase in other borrowings                                (841)        3,307
----------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities             29,398        (1,879)
----------------------------------------------------------------------------------------------
 Increase in cash and cash equivalents                                    31,675         9,427
 Cash and cash equivalents, beginning of period                           33,768        29,088
----------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period                              $  65,443     $  38,515
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
 SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
     Unrealized loss on investment securities
      available-for-sale, net of tax                                       $  99        $  797
     Transfers of loans to other real estate owned                            31           699
     Assumption of senior liens on other real estate owned                    87            28
     Asset sales offset to restructuring reserve                               -            91
     Close out of capital lease accounts                                       -           118
----------------------------------------------------------------------------------------------

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

The interim period financial statements are unaudited. It is the opinion of Company management that all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the results of operations have been reflected therein. Results for the period ending June 30, 1997, are not necessarily indicative of results that may be expected for any other interim periods or for the year as a whole.

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

SECURITIES:
At June 30, 1997, the Company's available-for-sale portfolio had a net unrealized loss of $1.3 million. The tax-effected reduction to shareholders' equity at June 30, 1997, was $775,000. In January 1995, the FDIC issued a final rule excluding unrealized holding gains and losses on available-for-sale debt securities from the calculation of Tier 1 capital.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION:
The Company maintains a stock option plan for the benefit of its executives. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation expense for stock-based employee compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. There were no stock option grants during the period ended June 30, 1997.

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

EARNINGS PER SHARE
In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) for entities with publicly held common stock or potential common stock. The Statement replaces the presentation of primary EPS with basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. Basic EPS as calculated under SFAS No. 128 for prior periods would not change from that previously reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 1997 and December 31, 1996 are as follows:

 (DOLLARS IN THOUSANDS)                               June 30, 1997
--------------------------------------------------------------------------------------
                                                      Gross       Gross    Estimated
                                         Amortized  Unrealized  Unrealized    Fair
                                           Cost       Gains       Losses      Value
                                         ---------  ----------  ----------  ---------
 AVAILABLE-FOR-SALE:
 U.S. Treasury securities and obligations
     of U.S. government agencies         $  35,664    $  29     $    (182)  $  35,511
 Mortgage-backed securities                 39,123        -        (1,169)     37,954
--------------------------------------------------------------------------------------
     Total                               $  74,787    $  29     $  (1,351)  $  73,465
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

 (DOLLARS IN THOUSANDS)                              December 31, 1996
--------------------------------------------------------------------------------------
                                                      Gross       Gross    Estimated
                                         Amortized  Unrealized  Unrealized    Fair
                                           Cost       Gains       Losses      Value
                                         ---------  ----------  ----------  ---------
 AVAILABLE-FOR-SALE:
 U.S. Treasury securities and obligations
     of U.S. government agencies         $  32,967      $  -     $    (285)  $ 32,682
 Mortgage-backed securities                 43,060         -        (1,209)    41,851
--------------------------------------------------------------------------------------
     Total                               $  76,027      $  -     $  (1,494)  $ 74,533
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

Investment securities with a carrying value of $14.0 million and $15.5 million were pledged to secure public deposits and as collateral for other borrowings at June 30, 1997 and December 31, 1996, respectively.

The amortized cost and estimated fair value of debt securities at June 30, 1997 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to mortgage-backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 (DOLLARS IN THOUSANDS)                                              Maturing in
-----------------------------------------------------------------------------------------------------------
                                                             Over one     Over five
                                                 One year  year through  years through    Over
  JUNE 30, 1997                                   or less   five years   ten years      ten years    Total
                                                ---------  ------------  -------------  ---------  --------
     Available-for-sale, amortized cost         $  14,664   $  54,584       $  5,539       $  -     $74,787
     Available-for-sale, estimated fair value   $  14,653   $  53,424       $  5,388       $  -     $73,465

There were no sales of investment securities during the first six months of 1997. Proceeds from the sales of available-for-sale investment securities during the same period in 1996 were $8.5 million. A gross gain of $14,000 was realized on sales of investment securities in 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-LOANS

Loans by category are summarized below:



                                                 June 30,               December 31,
 (DOLLARS IN THOUSANDS)                            1997      Percent        1996       Percent
-----------------------------------------------------------------------------------------------

 Commercial                                    $  168,670     48.11%     $  160,633     46.17%

 Real estate, construction                          6,899      1.97%          8,544      2.46%

 Real estate, mortgage                            108,250     30.88%        105,123     30.22%

 Consumer                                          66,765     19.04%         73,564     21.15%
-----------------------------------------------------------------------------------------------
     Gross loans                                  350,584    100.00%        347,864    100.00%
-----------------------------------------------------------------------------------------------
     Deferred fee income                             (638)                     (689)

     Allowance for possible loan losses            (5,062)                   (4,947)
-----------------------------------------------------------------------------------------------
                      Loans, net               $  344,884                 $ 342,228
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


No industry constitutes a concentration in the Company's loan portfolio.

The following table summarizes the balances and changes in the allowance for possible loan losses for the periods indicated:


                                                      Six months            Year             Six months
                                                        ended               ended              ended
                                                       June 30,          December 31,         June 30,
 (DOLLARS IN THOUSANDS)                                 1997                1996               1996
-----------------------------------------------------------------------------------------------------------

 Average balance of gross loans outstanding            $  344,440         $  321,843          $  315,024
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
 Gross loan balance at end of period                   $  350,584         $  347,864          $  322,953
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
 Allowance at beginning of period                      $    4,947         $    5,734          $    5,734
 Charge-offs:

     Commercial                                               617                422                  79

     Real estate                                              -                  279                 138

     Consumer                                                  29                168                 122
-----------------------------------------------------------------------------------------------------------
                Total charge-offs                             646                869                 339

 Recoveries:

     Commercial                                                99                477                 362

     Real estate                                              -                   21                   5

     Consumer                                                  12                 54                  35
-----------------------------------------------------------------------------------------------------------
                Total recoveries                              111                552                 402

 Net charge-offs (recoveries)                                 535                317                 (63)
 Provision (recovery) charged (credited) to operations        650               (470)               (470)
 Allowance on purchased loans                                 -                  -                   -
-----------------------------------------------------------------------------------------------------------
 Allowance at end of period                            $    5,062         $    4,947          $    5,327
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  June 30,          December 31,          June 30,
                                                                   1997                1996                1996
-------------------------------------------------------------------------------------------------------------------

 Ratio of allowance for loan losses to loans
     outstanding at end of period                                    1.44%               1.42%               1.65%

 Ratio of allowance for loan losses to
     nonaccrual loans at end of period                              69.43%             173.84%             778.60%

 Ratio of annualized net charge-offs to
     average loans                                                   0.31%               0.10%              (0.04%)


Loans on nonaccrual status were $7.3 million and $684,000, respectively at June 30, 1997 and 1996. Interest income that would have been collected on these loans had they performed in accordance with their original terms was approximately $365,000 and $96,000, for the six months ended June 30, 1997 and 1996, respectively. The Company's average recorded investment in impaired loans for the six months ended June 30, 1997 was $8.9 million. The Company's allowance for possible loan losses at June 30, 1997 includes $1.8 million related to impaired loans. Interest income recognized on impaired loans during the first six months of 1997 and 1996 was $167,000 and $180,000, of which $167,000 and $164,000, respectively, was collected in cash.

NOTE 4-COMMITMENTS AND CONTINGENCIES

CREDIT EXTENSION:
In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate losses as a result of these transactions. However, the commitments are a component of the estimate of the allowance for possible loan losses. Commercial and standby letters of credit totaled approximately $5.8 million and $4.1 million at June 30, 1997 and December 31, 1996, respectively. In addition, the Company had unfunded loan commitments of $126.5 million and $110.5 million at June 30, 1997 and December 31, 1996, respectively. All of the commitments outstanding at June 30, 1997 and December 31, 1996 represent unfunded loans which bear a floating interest rate.

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

INTEREST RATE SWAPS:
The Company entered into two interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate loan portfolio. At June 30, 1997, the Company had outstanding one interest rate swap agreement with a commercial bank having a total notional principal amount of $50 million (Swap #1). The second interest rate swap agreement was with a securities broker having a notional principal amount of $25 million (Swap #2). Swap #2 matured in January 1997. The agreements were intended to reduce the Company's exposure to declines in prime lending rates by artificially converting $75 million of the Company's prime-based loans to fixed rates for the duration of the agreements. Swap #1 was entered into in September 1993. The terms of the agreement require the Company to pay interest quarterly based on three-month LIBOR and to receive interest semi-annually at a fixed rate of 4.865%. The agreement matures in September 1998.

The Company accrues monthly interest income and expense on the swaps, the net of which is included in income on loans. Net interest expense of $187,000 and $271,000 related to the swap agreements is included in interest income for the six months ended June 30, 1997 and 1996, respectively. The Company is required to pledge collateral on the swaps. A U.S. Agency note having a fair value of approximately $3.6 million was pledged as collateral for the outstanding agreement as of June 30, 1997. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the remaining agreement. However, the Company does not anticipate nonperformance by the counterparty.

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

RESULTS OF OPERATIONS

The Company reported net income of $1.3 million for the second quarter of 1997 compared to net income of $920,000 for the second quarter of 1996.

The following table summarizes key performance indicators pertaining to the Company's operating results:


                                                            Three months ended            Six months ended
                                                                  June 30,                    June 30,
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            1997             1996             1997             1996
-------------------------------------------------------------------------------------------------------------------

Return on average assets (1)                               1.03%            0.82%            1.01%            0.74%

Return on average shareholders' equity (1)                10.15%            8.08%            9.64%            7.39%

Net income                                           $    1,302       $      920       $    2,447       $    1,683

Earnings per share                                   $     0.17       $     0.12       $     0.33       $     0.23

Total average assets                                 $  504,979       $  452,972       $  490,970       $  454,303
----------------------------------------------------
(1)  Annualized


NET INTEREST INCOME

Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

The following table provides information concerning average interest-earning assets and interest-bearing liabilities yields and rates thereon for the three months ended June 30, 1997 and 1996, respectively. Average balances are average daily balances. Nonaccrual loans are included in total average loans outstanding.


                                                                                    THREE MONTHS ENDED
                                                       --------------------------------------------------------------------------
                                                                      6/30/97                                6/30/96
                                                       --------------------------------------------------------------------------
                                                        Average                     Yield/      Average                  Yield/
(DOLLARS IN THOUSANDS)                                  Balance       Interest      Rate(1)     Balance      Interest    Rate(1)
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
     Loans, net of deferred fees                       $  345,687     $    7,997     9.28%     $  316,709    $  7,389     9.38%
     Investment securities                                 76,390          1,008     5.30%         83,943       1,061     5.08%
     Federal funds sold and other                          37,591            516     5.51%          6,910          92     5.35%
---------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets/interest income             459,668          9,521     8.31%        407,562       8,542     8.43%
---------------------------------------------------------------------------------------------------------------------------------
Noninterest earning assets                                 45,311                                  45,553
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $  504,979                              $  453,115
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
     Interest-bearing deposits                         $  311,097     $    3,164     4.08%     $  277,297    $  2,701     3.92%
     Other interest-bearing liabilities                     5,416            101     7.48%         10,386         183     7.09%
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense       316,513          3,265     4.14%        287,683       2,884     4.03%
---------------------------------------------------------------------------------------------------------------------------------
     Noninterest-bearing liabilities                      137,040                                 119,636
     Shareholders' equity                                  51,426                                  45,796
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $  504,979                              $  453,115
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME/NET INTEREST MARGIN                               $    6,256     5.46%                   $  5,658     5.58%
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


(1)  Annualized.

Net interest income was $6.3 million for the three months ended June 30, 1997, compared to $5.7 million for the three months ended June 30, 1996. The increase in net interest income over the prior year is primarily due to a $29.0 million increase in average loan balances for the second quarter of 1997 compared to the second quarter of 1996. The increase in loan balances occurred largely in the commercial and consumer high-net worth and automobile loan categories. The increase in Fed funds sold for the second quarter of 1997 compared to the same period for 1996 resulted from the growth in average deposit balances. The growth in deposit balances can be attributed to deposit promotion programs run during the second quarter of 1997 that featured money market and savings deposit products.

The following table provides information concerning the changes in interest income and interest expense resulting from changes in average interest rates
(rate) and changes in average balances (volume) for the three months ended June 30, 1997 and 1996, respectively. The changes in interest income and interest expense attributable to the rate/volume variances are allocated to the rate and volume variances based upon the absolute value of each of those variances as a percentage of the sum of the absolute values of the individual rate and volume variances.

                                         Comparison of three-month period
                                           ended June 30, 1997 and 1996
                                      increase (decrease) in interest income
                                            or expense due to changes in
                                      -----------------------------------------
(DOLLARS IN THOUSANDS)                       Rate      Volume      Total
-------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
     Loans, net of deferred fees            $  (78)    $  686     $   608
     Investment securities                      45        (98)        (53)
     Federal funds sold and other                3        421         424
-------------------------------------------------------------------------------
Total interest income                          (30)     1,009         979
-------------------------------------------------------------------------------

LIABILITIES
     Interest-bearing deposits              $  117     $  346     $   463
     Other interest-bearing liabilities         10        (92)        (82)
-------------------------------------------------------------------------------
Total interest expense                         127        254         381
-------------------------------------------------------------------------------
NET INTEREST INCOME                        $  (157)    $  755     $   598
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The following table provides information concerning average interest-earning assets and interest-bearing liabilities yields and rates thereon for the six months ended June 30, 1997 and 1996, respectively.

                                                                                     SIX MONTHS ENDED
                                                       -----------------------------------------------------------------------
                                                                       6/30/97                             6/30/96
                                                       -----------------------------------------------------------------------
                                                        Average                     Yield/      Average                Yield/
(DOLLARS IN THOUSANDS)                                  Balance       Interest      Rate(1)     Balance    Interest    Rate(1)
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
     Loans, net of deferred fees                       $  343,792     $  15,759      9.24%    $  314,508   $  14,768    9.44%
     Investment securities                                 75,119         1,959      5.26%        86,709       2,204    5.11%
     Federal funds sold and other                          26,444           717      5.47%         6,444         172    5.37%
------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets/interest income             445,355        18,435      8.35%       407,661      17,144    8.46%
------------------------------------------------------------------------------------------------------------------------------
Noninterest earning assets                                 45,615                                 46,770
------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $  490,970                             $  454,431
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
     Interest-bearing deposits                         $  301,669     $   6,031      4.03%    $  275,578   $   5,361    3.91%
     Other interest-bearing liabilities                     5,778           215      7.50%        14,328         489    6.86%
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense       307,447         6,246      4.10%       289,906       5,850    4.06%
------------------------------------------------------------------------------------------------------------------------------
     Noninterest-bearing liabilities                      132,327                                118,753
     Shareholders' equity                                  51,196                                 45,772
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $  490,970                             $  454,431
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME/NET INTEREST MARGIN                               $  12,189      5.52%                 $  11,294    5.57%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


(1)  Annualized.

Net interest income was $12.2 for the six months ended June 30, 1997, compared to $11.3 for the six months ended June 30, 1996. The increase in net interest income compared to the prior year is primarily due to a $29.3 million increase in average loan balances for the first six months of 1997 compared to the same period in 1996. The year-to-date average balance of commercial loans increased by $15.5 million, primarily in the unsecured and asset-based lending categories. In addition, the year-to-date average balance of consumer loans, excluding home equity loans, increased by $14.4 million over June 30,1996.

The average yield on earning assets decreased to 8.35% for the six months ended June 30, 1997 from 8.46% for the six months ended June 30, 1996. The overall decrease in yield can be attributed to the decrease in the average yield on loans, including the effect of the interest rate swap, to 9.24% from 9.44%. The decrease in loan yield occurred despite a modest increase in the prime rate in March 1997 due to competitive pricing pressures experienced in the Company's market area for commercial and real estate loans, and to the increase in nonaccrual loans. The majority of the Company's variable-rate loans are indexed to the national prime rate. The national prime rate increased to 8.50% from 8.25% on March 26, 1997. Previously, the prime rate declined to 8.25% from 8.50% on January 31, 1996.

The net interest margin decreased to 5.52% for the first half of 1997 from 5.57% for the comparable period of 1996. The decrease in the net interest margin can be attributed to the decrease in yield on earning assets discussed above, and to a modestly higher cost of funds related to the deposit promotions run during 1997. The Company's overall cost of interest-bearing funds increased on a year-to-date basis to 4.10% from 4.06% for the first six months of 1996.

The following table provides information concerning the changes in interest income and interest expense resulting from changes in average interest rates
(rate) and changes in average balances (volume) for the six months ended June 30, 1997 and 1996, respectively.


                                              Comparison of six-month period
                                               ended June 30, 1997 and 1996
                                           increase (decrease) in interest income
                                                or expense due to changes in
                                          ----------------------------------------
(DOLLARS IN THOUSANDS)                        Rate        Volume        Total
----------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
     Loans, net of deferred fees           $  (325)      $  1,316      $  991
     Investment securities                      61           (306)       (245)
     Federal funds sold and other                3            542         545
----------------------------------------------------------------------------------
Total interest income                         (261)         1,552       1,291
----------------------------------------------------------------------------------
LIABILITIES
     Interest-bearing deposits             $   164       $    506      $  670
     Other interest-bearing liabilities         41           (315)       (274)
----------------------------------------------------------------------------------
Total interest expense                         205            191         396
----------------------------------------------------------------------------------
NET INTEREST INCOME                        $  (466)      $  1,361      $  895
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------


PROVISION FOR POSSIBLE LOAN LOSSES

The Company recorded a $300,000 provision for possible loan losses for the second quarter of 1997. Gross loan charge-offs and recoveries for the quarter were $635,000 and $52,000, respectively. Nonaccrual loans increased to $7.3 million at June 30, 1997 from $2.8 million at December 31, 1996. The loan loss provision was increased in 1997 to support growth in the loan portfolio and to maintain appropriate reserves for a small number of commercial real estate loans placed on nonaccrual status during the first
quarter of 1997.   The ratio of the allowance for possible loan losses to
total loans was 1.44% at June 30, 1997 and 1.65% at June 30, 1996. See "NOTE 3-LOANS" of the Company's consolidated financial statements which are included in Part I, Item 1. of this Form 10-Q and "-Asset Quality" below.
The Company recorded a $750,000 reduction in the provision for possible loan losses for the second quarter of 1996. The reduction in the provision was made following the completion of an analysis of the Company's historical allocation of loan loan loss reserves and loan loss migration experience. Loan charge-offs and recoveries for the second quarter of 1996 were $292,000 and $218,000, respectively. Nonaccrual loans decreased to $684,000 at June 30, 1996 from $1.4 million at December 31, 1995.

The Company recorded a $650,000 provision for possible loan losses for the first six months of 1997. Year-to-date loan charge-offs and recoveries were $646,000 and $111,000, respectively, representing year-to-date net loan charge-offs of $535,000. Year-to-date loan charge-offs and recoveries for the first six months of 1996 were $339,000 and $402,000, respectively, representing year-to-date net recoveries of $63,000.

NONINTEREST INCOME

The following table sets forth the major components of noninterest income for the periods indicated:


                                               Three Months Ended       Six Months Ended
 (DOLLARS IN THOUSANDS)                             June 30,                June 30,
-----------------------------------------------------------------------------------------
                                               1997         1996        1997       1996
                                              ------       ------      ------     ------
 Service charges on deposit accounts          $  264       $  377      $  525     $  764
 Other fees and charges                          633          655       1,287      1,265
 Merchant bankcard income                        145          126         264        243
 Net gain on sales of securities                  -            -           -          14
 Net gain on sale of SBA loans                    -            -           78         -
 Net gain (loss) on sales of fixed assets         -           (23)          4        (24)
 Life insurance income                            31           26          63         53
 Other income                                    113           85         222        218
-----------------------------------------------------------------------------------------
        Total noninterest income              $1,186       $1,246      $2,443     $2,533
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

Noninterest income was $1.2 million for the three months ended June 30, 1997 and 1996, respectively. Service charge income on deposit accounts decreased for the three months ended June 30, 1997 over the comparable period of the prior year due to competitive pricing on commercial accounts. In addition, a recent deposit promotion featured a no service charge account for depositors using direct deposit.

Noninterest income for the first six months of 1997 was $2.4 million compared to $2.5 million for the first six months of 1996. Noninterest income for the first six months of 1997 includes a $78,000 gain on sale of SBA loans.

NONINTEREST EXPENSE

The following table provides detail of the Company's noninterest expense by category for the periods indicated:


                                                 Three Months Ended   Six Months Ended
 (DOLLARS IN THOUSANDS)                                June 30,           June 30,
---------------------------------------------------------------------------------------
                                                   1997      1996      1997      1996
                                                  ------    ------    ------   -------
 Salaries and employee benefits                  $ 2,424   $ 2,559   $ 4,951   $ 5,178
 Net occupancy, furniture and equipment              873     1,078     1,720     2,188
 Professional and legal fees                         417       680       757     1,001
 Postage and delivery                                158       155       307       315
 Goodwill amortization                               135       121       270       235
 Software                                            115        61       236       122
 Merchant bankcard expense                           113       106       208       203
 Office supplies                                      79        84       166       163
 Advertising and promotion                            92       132       173       228
 Telecommunications                                   82        85       162       197
 Insurance and assessment                             70        48       138       149
 Data processing                                      63        78       125       147
 Operating losses                                     16        85        73       140
 Professional and community                           58        99       108       149
 Other real estate owned, net                         (3)      426        (5)      482
 Other noninterest expense                           219       276       401       500
---------------------------------------------------------------------------------------
           Total noninterest expense             $ 4,911   $ 6,073   $ 9,790   $11,397
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
 Annualized noninterest expense as a %
       of average earning assets                    4.29%     5.91%     4.43%     5.62%

Noninterest expense for the second quarter of 1997 decreased to $4.9 million from $6.1 million for the second quarter of 1996. In addition, noninterest expense decreased to $9.8 million for the first half of 1997 from $11.4 million for the prior year. The reductions in noninterest expense for the current quarter and year-to-date compared to the prior year occurred primarily in the occupancy, professional and legal, and other real estate owned categories. The reduction in occupancy expense is directly related to the sale of two branches and the consolidation of a third branch completed during the first quarter of 1996. The reduction in professional and legal fees is attributed to the resolution of certain legal matters in 1997 that had been ongoing in 1996. Expenses associated with other real estate owned also declined on both a quarterly and year-to-date basis due to valuation reserves taken in 1996 to facilitate the disposition of one property. No additional valuations have been recorded in 1997.

FINANCIAL CONDITION

Total assets at June 30, 1997 were $507.9 million, an increase of $31.9 million from $476.0 million at December 31, 1996. Gross loan balances increased slightly to $350.6 million at June 30, 1997 from $347.9 million at December 31, 1996. Total deposits increased to $446.2 million at June 30, 1997 from $415.3 million at December 31, 1996. The increase in deposit balances is primarily due to the Bank's core deposit generation programs which contributed to increases in retail savings and business money market deposits.

The following table provides a summary comparison of assets and liabilities in the Company's consolidated balance sheets and the percentage change in these balances for the dates indicated:


                                                          June 30,  December 31,    Amount      Percent
 (DOLLARS IN THOUSANDS)                                     1997        1996        Change      Change
----------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and cash equivalents                               $ 65,443     $ 33,768     $ 31,675      93.80%
 Securities available-for-sale, at fair value              73,465       74,533       (1,068)     (1.43%)
 Investment in Federal Home Loan Bank stock, at cost        1,495        1,450           45       3.10%
 Investment in Federal Reserve Bank stock, at cost            621          607           14       2.31%
 Loans, net                                               344,884      342,228        2,656       0.78%
 Premises and equipment, net                                7,017        7,740         (723)     (9.34%)
 Other real estate owned, net                                 654          536          118      22.01%
 Accrued interest receivable                                3,748        3,931         (183)     (4.66%)
 Other assets                                              10,567       11,220         (653)     (5.82%)
----------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                      $ 507,894    $ 476,013     $ 31,881       6.70%
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
      Noninterest-bearing deposits                      $ 137,616    $ 125,903     $ 11,713       9.30%
      Interest-bearing demand deposits                    103,880      104,435         (555)     (0.53%)
      Savings deposits                                     56,500       39,755       16,745      42.12%
      Time certificates of deposit                        148,249      145,233        3,016       2.08%
----------------------------------------------------------------------------------------------------------
                    Total deposits                        446,245      415,326       30,919       7.44%
----------------------------------------------------------------------------------------------------------
 Borrowed funds and other interest-bearing liabilities      7,342        8,096         (754)     (9.31%)
 Accrued interest payable and other liabilities             2,522        2,672         (150)     (5.61%)
 Total shareholders' equity                                51,785       49,919        1,866       3.74%
----------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 507,894    $ 476,013     $ 31,881       6.70%
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and overnight investment of excess cash balances in Federal funds sold. The Company maintains balances at correspondent banks adequate to cover daily inclearings and other charges. The Company's net reserve requirement with the Federal Reserve Bank was $1.6 million at June 30, 1997.

Cash and cash equivalents increased to $65.4 million at June 30, 1997 from $33.8 million at December 31, 1996. The increase is primarily due to a $24.0 million increase in investments in overnight Federal funds sold.

INVESTMENT SECURITIES

The Company's available-for-sale securities portfolio at June 30, 1997 includes U.S. government agency securities and mortgage-backed securities.

The following table sets forth the maturity distribution of the Company's investment securities at their estimated fair values at June 30, 1997:

                                                                       Maturing in
-------------------------------------------------------------------------------------------------------------
                                                            Over one      Over five
                                               One year    year through  years through     Over
 (DOLLARS IN THOUSANDS)                         or less     five years     ten years     ten years   Total
-------------------------------------------------------------------------------------------------------------
Obligations of U.S. government agencies       $ 14,653      $ 20,858       $  -            $  -      $ 35,511
Mortgage-backed securities                        -           32,566         5,388            -        37,954
-------------------------------------------------------------------------------------------------------------
     Total                                    $ 14,653      $ 53,424       $ 5,388         $  -      $ 73,465
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------


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

Refer to NOTE 3-LOANS of the Company's consolidated financial statements which are included in Part 1, Item 1. of this Form 10-Q for a comparison of loans by category at June 30, 1997 and December 31, 1996.

COMMERCIAL LOANS. Commercial loans totaled $168.7 million, or 48.1%, of total loans and $160.6 million, or 46.2%, of total loans at June 30, 1997 and December 31, 1996, respectively. Most of the Bank's commercial borrowers and customers are small-to medium-sized businesses and professionals. Most of the commercial loans are short term and bear a floating rate of interest. Approximately 62% of the commercial loan portfolio is secured. Collateral for these loans consists of accounts receivable, inventories, equipment and other business assets, including real estate. At June 30, 1997, $43.8 million, or 12.5%, of total loans were secured by accounts receivable as compared to $40.6 million, or 11.7%, of loans at December 31, 1996. Commercial loans secured by real estate comprised $18.5 million, or 5.3%, of total loans at June 30, 1997, compared to $14.4 million, or 4.2%, of loans at December 31, 1996. In 1995, the Company began participating in government-insured lending programs, including SBA loans. At June 30, 1997, the Company had $18.6 million of SBA loans.

REAL ESTATE CONSTRUCTION LOANS. Real estate construction loans totaled $6.9 million, or 2.0%, of total loans at June 30, 1997 compared to $8.5 million, or 2.5%, of total loans at December 31, 1996. The Company's construction loan products are primarily targeted to developers of quality entry-level housing projects, to existing borrowers who are owner/users of commercial industrial property, and to CRA community projects.

REAL ESTATE MORTGAGE LOANS. Real estate mortgage loans comprise $108.3 million, or 30.9%, of the total loan portfolio at June 30, 1997 compared to $105.1 million, or 30.2%, of the total loans outstanding at December 31, 1996. Commercial real estate loans comprise the majority of the Company's mortgage loan portfolio. New real estate loans are generally made only to existing borrowers who are owner/users or to new borrowers who provide a new major banking relationship and demonstrate adequate cash flows. All new real estate borrowers must provide financial reporting that meets FDICIA standards and the loans must meet the Company's underwriting standards. The majority of the Company's real estate loans are secured by first trust deeds, and approximately 50% are to owner/users.

CONSUMER LOANS. Consumer loans decreased to $66.8 million, or 19.1%, of the loan portfolio at June 30, 1997 from $73.6 million, or 21.2%, of total loans at December 31, 1996. The decrease in consumer loan balances at June 30, 1997 occurred in homeowner equity loans, stock secured loans, and automobile or recreational vehicle loans. The consumer loan portfolio at June 30, 1997 includes $25.5 million of home equity loans and home equity lines of credit representing 7.3% of total loans. Auto and recreational vehicle loans comprise approximately $17.8 million, or 5.1%, of total loans, and lines of credit to high net worth individuals comprise $18.4 million, or 5.3% of total loans. The balance of consumer loans at period ends may fluctuate and may not necessarily be representative of average balances outstanding during the respective periods due to the timing of advances and payments made on such loans by borrowers.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES. The following table sets forth the maturity distribution of the Company's loan portfolio (excluding consumer and nonaccrual loans) at June 30, 1997, based on remaining scheduled principal repayments:


                                             Maturing in
   ----------------------------------------------------------------------------
                                              Over one
                                 One year    year through    Over
    (DOLLARS IN THOUSANDS)        or less     five years   five years   Total
   ----------------------------------------------------------------------------
    Commercial                    $  97,070   $  51,778  $  19,338   $ 168,186
    Real estate, construction         2,876       3,534        489       6,899
    Real estate, mortgage            16,866      56,436     28,564     101,866
   ----------------------------------------------------------------------------
         Total                    $ 116,812   $ 111,748  $  48,391   $ 276,951
   ----------------------------------------------------------------------------
   ----------------------------------------------------------------------------

The following table sets forth information on sensitivity to changes in interest rates for the Company's loan portfolio (excluding consumer and nonaccrual loans) at June 30, 1997:


                                     Maturing or Repricing in
   ----------------------------------------------------------------------------
                                             Over one
                                 One year  year through      Over
    (DOLLARS IN THOUSANDS)        or less   five years    five years   Total
   ----------------------------------------------------------------------------
     Fixed interest rates       $  21,488    $ 49,530      $ 18,797  $  89,815
     Variable interest rates      186,482         155           499    187,136
   ----------------------------------------------------------------------------
          Total                 $ 207,970    $ 49,685      $ 19,296  $ 276,951
   ----------------------------------------------------------------------------
   ----------------------------------------------------------------------------

The amounts reported in the categories in the tables do not reflect loan prepayments or other factors which may cause the loans to react in different degrees and at different times to changes in market interest rates.

ASSET QUALITY

NONACCRUAL, PAST DUE AND MODIFIED LOANS

The Company recognizes income principally on the accrual basis of accounting. In determining income from loans, the Company generally adheres to a policy of not accruing interest on loans on which a default of principal or interest has existed for a period of 90 days or more. The Company's policy is to assign nonaccrual status to a loan if either (i) principal or interest payments are past due in excess of 90 days, unless the loan is both well secured and in the process of collection; or (ii) the full collection of interest or principal becomes doubtful, regardless of the length of past due status. When a loan reaches nonaccrual status, any interest accrued on such a loan is reversed and charged against current income.

Nonaccrual loans increased to $7.3 million, or 2.08% of total loans, at June 30, 1997 from $2.8 million, or 0.82% of total loans, at December 31, 1996. The increase in nonaccrual loans is primarily due to one matured real estate loan that was placed on nonaccrual status during the first quarter of 1997. The borrower continues to make payments on the loan and negotiations continue. A $1.1 million nonaccrual loan paid off subsequent to June 30, 1997.

Nonaccrual loans by category are summarized below:

                                                June 30,  December 31,
 (DOLLARS IN THOUSANDS)                           1997        1996
 ----------------------------------------------------------------------
 Commercial                                       $  501        $1,316
 Real estate, construction                           -             -
 Real estate, mortgage                             6,367         1,446
 Consumer                                            422            84
 ----------------------------------------------------------------------
     Total nonaccrual loans                       $7,290        $2,846
 ----------------------------------------------------------------------
 ----------------------------------------------------------------------

Delinquent loans (past due 30 to 89 days and still accruing interest) by category are summarized below:

                                                June 30,  December 31,
 (DOLLARS IN THOUSANDS)                           1997        1996
 ----------------------------------------------------------------------
 Commercial                                       $  888        $1,329
 Real estate, construction                            -            -
 Real estate, mortgage                                -            414
 Consumer                                          1,235         1,070
 ----------------------------------------------------------------------
     Total delinquent loans                       $2,123        $2,813
 ----------------------------------------------------------------------
 ----------------------------------------------------------------------

 Percentage of total gross loans:
     Nonaccrual loans                              2.08%        0.82%
     Delinquent loans, still accruing interest     0.61%        0.81%
     Nonaccrual and delinquent loans               2.68%        1.63%

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

Management's analysis of the loan portfolio as of June 30, 1997 considered the factors discussed above and incorporated the

Company's actual four year average charge-off experience for purposes of determining the adequacy of the allowance for possible loan losses. The valuation analysis supports a 1.22% ratio of allowance to total loans. The Company's 1.44% ratio of the allowance for possible loan losses to total loans at June 30, 1997 remains above this level.

Refer to NOTE 3-LOANS of the Company's consolidated financial statements which are included in Part I. Item 1. of this Form 10-Q for additional information concerning activity in the allowance for possible loan losses,
including charge-offs and recoveries.   The provision for possible loan
losses is discussed above.  See "-Provision for Loan Losses."

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

                                          Six months
                                             Ended       Year Ended
                                            June 30,     December 31,
 (DOLLARS IN THOUSANDS)                       1997          1996
 ----------------------------------------------------------------------
 Balance, beginning of period                 $  536         $  2,073
     Additions                                   118              699
     Sales                                        -            (4,317)
     Valuation                                    -             2,081
 ----------------------------------------------------------------------
 Balance, end of period                       $  654         $    536
 ----------------------------------------------------------------------
 ----------------------------------------------------------------------

At June 30, 1997, the OREO portfolio consisted of three properties.   Escrow
closed in July 1997 on the sale of one OREO property with a net book value of $329,000. A gain of $13,000 was recognized on the sale. The Company is actively marketing the remaining properties.

DEPOSITS

Total deposits at June 30, 1997 were $446.2 million, a $30.9 million increase from $415.3 million at December 31, 1996.

The following table sets forth the distribution of average deposits and the rates paid thereon for the periods indicated:

                               Six Months Ended                       Year Ended
                                June 30, 1997                      December 31, 1996
------------------------------------------------------------------------------------------
                         Average                            Average
(DOLLARS IN THOUSANDS)   Balance   Rate (1)  % of total     Balance     Rate   % of total
------------------------------------------------------------------------------------------
Demand deposits       $  129,606                 30.04%   $ 119,570             29.70%
NOW/MMDA                 105,965     2.83%       24.57%      95,098     2.58%   23.63%
Savings                   47,528     2.71%       11.02%      44,272     2.11%   11.00%
TCDs                     148,176     5.31%       34.37%     143,582     5.36%   35.67%
 -----------------------------------------------------------------------------------------
     Deposits         $  431,275                100.00%   $ 402,522            100.00%
 -----------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------
(1)  Annualized.


Average deposit balances increased to $431.3 million at June 30, 1997 from $402.5 million at December 31, 1996. See "-Financial Condition" for a discussion of the factors contributing to the increase in deposit balances.

The reduction in the average rate paid on time certificates of deposit ("TCD") to 5.31% for the six months ended June 30, 1997 from 5.36% for the year ended December 31, 1996, is largely due to the managed reduction in higher rate TCD accounts raised through TCD promotion programs during 1995 and 1996. These accounts have largely been replaced with lower cost deposits.

The following table sets forth the maturities of the Company's time certificate of deposit accounts at the dates indicated:

                                                         June 30,1997
                                                         Maturing in
--------------------------------------------------------------------------------------------------
                                         Over three       Over six
                        Three months   months through   months through     Over
 (DOLLARS IN THOUSANDS)    or less       six months     twelve months   twelve months   Total
--------------------------------------------------------------------------------------------------
     Under $100,000       $  29,810     $  13,745       $  41,183         $ 6,852   $  91,590
     $100,000 and over       36,092         6,572          12,117           1,878      56,659
--------------------------------------------------------------------------------------------------
             Total        $  65,902     $  20,317       $  53,300         $ 8,730   $ 148,249
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------



                                                          December 31, 1996
                                                          Maturing in
--------------------------------------------------------------------------------------------------
                                          Over three        Over six
                         Three months   months through   months through      Over
 (DOLLARS IN THOUSANDS)     or less       six months     twelve months   twelve months   Total
--------------------------------------------------------------------------------------------------
     Under $100,000       $  31,750       $  20,563       $  19,700        $  9,564    $  81,577
     $100,000 and over       41,016           9,170          11,097           2,373       63,656
--------------------------------------------------------------------------------------------------
             Total        $  72,766       $  29,733       $  30,797        $ 11,937    $ 145,233
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


BORROWED FUNDS AND OTHER INTEREST-BEARING LIABILITIES

Borrowed funds and other interest-bearing liabilities consist of overnight Federal funds purchased, Treasury, tax and loan notes ("TT&L"), obligations to senior lienholders for certain OREO properties and deferred compensation liabilities. The balance of borrowed funds and other interest-bearing liabilities decreased to $7.3 million at June 30, 1997 from $8.1 million at December 31, 1996. $1.9 million of overnight Federal funds purchased were outstanding at December 31, 1996. There were no Federal funds purchased as of June 30, 1997.

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

The following gap repricing table sets forth information concerning the Company's rate-sensitive assets and rate-sensitive liabilities, including the off-balance sheet notional balance of the interest rate swap as of June 30, 1997. Such assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following gap table.
For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees and at different times to changes in market interest rates. Also, loan prepayments and changes in the mix or level of deposits could cause the interest sensitivities to vary from those which appear in the table.



                                                              Over three      Over one
                                             Three months   months through   year through       Over
 (DOLLARS IN THOUSANDS)                        or less       twelve months    five years     five years    Total
--------------------------------------------------------------------------------------------------------------------

 INTEREST-EARNING ASSETS
     Federal funds sold                        $   27,804     $        -      $        -     $       -    $   27,804
     Investment securities, at cost                10,140          4,524          54,584         5,539        74,787
     Gross Loans (1)                              215,941         34,382          64,467        28,504       343,294
     Interest rate swap                                 -              -          50,000             -        50,000
--------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets           $  253,885     $   38,906      $  169,051     $  34,043    $  495,885
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
 INTEREST-BEARING LIABILITIES
     Interest-bearing demand and
       savings deposits                        $        -     $   33,672      $  108,243     $  18,465    $  160,380
     Time certificates of deposit                  65,902         73,617           8,713            17       148,249
     Other borrowings and interest-
       bearing liabilities                          6,113          1,229               -             -         7,342
     Interest rate swap                            50,000              -               -             -        50,000
--------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities        $  122,015     $  108,518      $  116,956     $  18,482    $  365,971
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
 Interest rate sensitivity gap                 $  131,870     $  (69,612)     $   52,095     $  15,561
 Cumulative interest rate sensitivity gap         131,870         62,258         114,353       129,914
 Cumulative interest rate sensitivity gap
     as a percentage of total interest-
     earning assets                                 26.59%         12.55%          23.06%        26.20%

-----------------------------------------------------------
(1) Excludes nonaccrual loans of $7.3 million.




At June 30, 1997, the Company's rate-sensitive balance sheet was shown to be in a positive gap position over a one-year horizon. The gap between assets and liabilities that reprice within 12 months was $62.3 million or 12.55% of assets. The table above implies that the Company is moderately asset-sensitive and that its earnings would increase in the short-term if interest rates rise. Repricing of the Company's interest-bearing demand and savings deposits generally lags repricing on the Company's variable rate loan portfolio. These core deposits tend to be fairly stable over time and exhibit a low sensitivity to changes in interest rates. In preparing the gap table, management distributes core deposit balances across the maturity ranges in accordance with regulatory guidelines in order to incorporate these characteristics of its core deposits.

In addition to utilizing the repricing gap table above in managing its interest rate risk, the Company performs a quarterly income simulation analysis. This simulation analysis provides a dynamic evaluation of the Company's balance sheet and income statement under varying scenarios, providing an estimate of both the dollar amount and percentage change in net interest income under various changes in interest rates. Based on the income simulation analysis conducted as of June 30, 1997, the Company remains moderately asset-sensitive. Thus, a rising rate environment would tend to lead to a moderate increase in net interest income.

LIQUIDITY

Liquidity management involves the Company's ability to meet the cash flow requirements of its customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Company's liquid assets consist of cash and cash equivalents and investment securities, excluding those pledged as collateral. The Company has established policy guidelines to support the sound management of its liquidity position based on regulatory guidance and industry practice. It is the Company's policy to maintain a liquidity ratio (liquid assets to liabilities) of between 20% and 40%, and to limit gross loans to no more than 85% of deposits. At June 30, 1997, the Company's ratios were within these guidelines: the liquidity ratio was 27.0% and the loan to deposit ratio was 78.6%. At December 31, 1996, the Company's liquidity ratio was 21.64% and the loan to deposit ratio was 83.59%.

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

While the Company currently has no plans to liquidate securities in the portfolio, it has sold securities in previous years. The likelihood that securities would be sold in the future and the potential for losses to be realized remains uncertain. In the event that securities held as available-for-sale were sold at a loss, any loss would be reflected in the results of operations on an after-tax basis. However, there would be no expected impact on the Company's financial condition, given that the securities are carried at their estimated fair value, net of any unrealized loss. The unrealized loss on available-for-sale securities decreased to $1.3 million at June 30, 1997 from $1.5 million at December 31, 1996.

The Company's liquid assets were $119.7 million at June 30, 1997, an increase of $30.4 million from December 31, 1996. The increase can be attributed to the increase in deposit balances as previously discussed.

Secondary sources of liquidity include reverse repurchase arrangements to borrow cash for short to intermediate periods of time using the Company's available-for-sale securities as collateral, Federal funds lines of credit that allow the Company to temporarily borrow an aggregate of up to $35.0 million from three commercial banks and a $5.3 million line of credit with the Federal Home Loan Bank ("FHLB") collateralized by mortgage loans. At June 30, 1997, the Company had approximately $59.4 million in unpledged securities that could be used to secure borrowings such as reverse repurchase agreements. During the six months ended June 30, 1997, the largest amount of funds so borrowed was $9.8 million. Federal funds arrangements with correspondent banks are subject to the terms of the individual arrangements and may be terminated at the discretion of the correspondent bank. Federal funds purchases of up to $10.0 million were borrowed during the six months ended June 30, 1997.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. The regulations require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders' equity and perpetual preferred stock, less goodwill and certain other deductions, with the remaining, or Tier 2, capital consisting of other elements, primarily subordinated debt, mandatory convertible debt, and grandfathered senior debt, plus the allowance for possible loan losses, subject to certain limitations. As of December 1992, the risk-based capital rules were further supplemented by a leverage ratio defined as Tier 1 capital divided by quarterly average assets after certain adjustments. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not meeting these standards are expected to have ratios of at least 4 to 5 percent, depending on their particular condition and growth plans. Higher capital ratios can be mandated by the regulators if warranted by the particular circumstances or risk profile of a banking organization. In the current regulatory environment, banking companies must stay well-capitalized, as defined in the banking regulations, in order to receive favorable regulatory treatment on acquisitions and favorable risk-based deposit insurance assessments. Management seeks to maintain capital ratios in excess of the regulatory minimums. As of June 30, 1997, the capital ratios of the Company and the Bank exceeded the well-capitalized thresholds prescribed in the rules.

The following table sets forth the Company's and the Bank's leverage and risk-based capital ratios at June 30, 1997:

                                       Company                       Bank
-----------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)         Amount         %              Amount          %
-----------------------------------------------------------------------------------
 Leverage ratio              $    49,155       9.80%       $    47,907        9.56%
     Regulatory minimum           20,064       4.00% (c)        20,055        4.00% (c)
     Excess                       29,091       5.80%            27,852        5.56%
 Risk-based ratios
     Tier 1 capital          $    49,155 (a)  11.65% (b)   $    47,907 (a)   11.37% (b)
     Tier 1 minimum               16,870       4.00% (c)        16,857        4.00% (c)
     Excess                       32,285       7.65%            31,050        7.37%

     Total capital           $    54,217 (d)  12.86% (b)   $    52,969 (d)   12.57% (b)
     Total capital minimum        33,740       8.00%            33,714        8.00% (c)
     Excess                       20,477       4.86%            19,255        4.57%

---------------------------------------------------------------------------

(a) Includes common shareholders' equity (excluding unrealized losses on available-for-sale securities) less goodwill and other intangibles. The Tier 1 capital ratio is adjusted for the disallowed portion of deferred tax assets, if applicable.

(b) Risk-weighted assets of $421.8 million and $421.4 million were used to compute these percentages for the Company and the Bank, respectively.

(c) Insured institutions, such as the Bank, must maintain a leverage capital ratio of at least 4% or 5%, a Tier 1 captial ratio of at least 4% or 6%, and a Total captial ratio of at least 8% or 10% in order to be categorized adequately capitalized or well-capitalized, respectively.

(d) Tier 1 capital plus the allowance for loan losses, limited to 1.25% of total risk-weighted assets.

Part II.  Other Information

Item 1.   Legal Proceedings
               Not Applicable
Item 2.   Changes in Securities
               Not Applicable
Item 3.   Defaults Upon Senior Securities
               Not Applicable
Item 4.   Submission of Matters to a Vote of Security Holders
          SC Bancorp held its annual meeting of shareholders on May 22, 1997. Harold A. Beisswenger, Larry D. Hartwig, and Peer A. Swan were elected to serve as Class I Directors until the annual meeting in the year 2000. The following persons also continued as directors after the meeting: N. Keith Abbott, Robert C. Ball, James E. Cunningham, William C. Greenbeck, Irving J. Pinsky, and Donald E. Wood.

          5,345,883 votes were cast for, no votes cast against and 95,991 withheld for Mr. Beisswenger. 5,314,854 votes were cast for, no votes cast against and 127,020 withheld for Mr. Hartwig. 5,347,460 votes were cast for, no votes cast against and 94,414 withheld for Mr. Swan.

          Shareholders also voted to ratify the appointment of Deloitte & Touche LLP as SC Bancorp's auditors for 1997. 5,415,557 votes were cast for and 9,801 cast against the appointment of Deloitte & Touche LLP.
          There were 16,516 abstentions.
Item 5.   Other Information
               Not Applicable
Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits


                                      Exhibit Index
-------------------------------------------------------------------------------

Exhibit                             Description
  No.
-------------------------------------------------------------------------------
 2.1 Agreement and Plan of Reorganization, dated as of April 29, 1997, by and between Monarch Bancorp and SC Bancorp(d)
 3(i).1   SC Bancorp Articles of Incorporation(a)
 3(i).2 Certificate of Amendment to SC Bancorp Articles of Incorporation dated May 9, 1995(b)
 3(ii).1  Amended and Restated Bylaws of SC Bancorp(c)
10.1 Stock Option Agreement, dated as of April 29, 1997, between Monarch Bancorp and SC Bancorp(d)
10.2 Shareholder Agreement, dated as of April 29, 1997, by and between N. Keith Abbott and Monarch Bancorp(d)
10.3 Shareholder Agreement, dated as of April 29, 1997, by and between Robert C. Ball and Monarch Bancorp(d)
10.4 Shareholder Agreement, dated as of April 29, 1997, by and between Harold A. Beisswenger and Monarch Bancorp(d)
10.5 Shareholder Agreement, dated as of April 29, 1997, by and between James E. Cunningham and Monarch Bancorp(d)
10.6 Shareholder Agreement, dated as of April 29, 1997, by and between William C. Greenbeck and Monarch Bancorp(d)
10.7 Shareholder Agreement, dated as of April 29, 1997, by and between Larry D. Hartwig and Monarch Bancorp(d)
10.8 Shareholder Agreement, dated as of April 29, 1997, by and between Irving J. Pinsky and Monarch Bancorp(d)
10.9      Shareholder Agreement, dated as of April 29, 1997, by and between Peer
          A. Swan and Monarch Bancorp(d)
10.10 Shareholder Agreement, dated as of April 29, 1997, by and between Donald E. Wood and Monarch Bancorp(d)
27.1      Financial Data Schedule
99.1 Joint Press Release of Monarch Bancorp and SC Bancorp, dated April 29, 1997(d)


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
(a) This exhibit is contained in SC Bancorp's Quarterly Report on Form 10-Q for the period ended March 31, 1995, filed with the Commission on May 15, 1995, (Commission File No. 0-11046) and incorporated herein by reference.

(b) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on March 29, 1996, (Commission File No. 0-011046) and incorporated herein by reference.

(c) This exhibit is contained in SC Bancorp's Annual Report on Form 10-K/A for the year ended December 31, 1996, filed with the Commission on May 9, 1997, (Commission File No. 0-01146) and incorporated herein by reference.

(d) This exhibit is contained in SC Bancorp's Form 8-K, filed with the Commission on May 5, 1997, (Commission File No. 0-11046) and incorporated herein by reference.

-----------------
(b)       Reports filed on Form 8-K
          Date of Report on Form 8-K: April 29, 1997. Items Reported: Items 5 and 7, Agreement and Plan of Reorganization by and between Monarch Bancorp and SC Bancorp.










                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:          8 AUGUST, 1997           SC BANCORP
                                        (Registrant)

                                   By:  /S/  Bruce Roat
                                        --------------------------
                                        Bruce Roat
                                        E.V.P./C.F.O.
                                        (Principal Financial and
                                         Accounting Officer)